Form 10-Q
period 2008-05-31
MASSEY EXPLORATION CORP.
filed 2008-07-11
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

                        Commission file number 333-150821


                            MASSEY EXPLORATION CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                             300,508 24th Avenue SW
                            Calgary, Alberta T2S 0K4
         (Address of principal executive offices, including zip code.)

                                  (403)228-9909
                     (Telephone number, including area code)

                              Empire Stock Transfer
                        2470 St. Rose Parkway, Suite 304
                               Henderson, NV 89074
                Telephone (702) 818-5898 Facsimile (702) 974-1444
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of July 10, 2008

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended May 31, 2008 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of               As of
                                                                    May 31,          February 29,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,340           $  8,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  3,340              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,340           $  8,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,552           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,552                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               1,552                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of May 31, 2008 and February 29, 2008                           3,000              3,000
  Additional paid-in capital                                          9,000              9,000
  Deficit accumulated during exploration stage                      (10,212)            (4,000)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,788              8,000
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,340           $  8,000
                                                                   ========           ========


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------


                                                                January 22, 2007
                                            Three Months          (inception)
                                               Ended                through
                                               May 31,               May 31,
                                                2008                  2008
                                             ----------            ----------
REVENUES
  Revenues                                   $       --            $       --
                                             ----------            ----------
TOTAL REVENUES                                       --                    --

EXPENSES
  Property Expenditures                           4,000
  Professional Fees                               4,400                 4,400
  General and Adminstrative                       1,812                 1,812
                                             ----------            ----------
TOTAL EXPENSES                                    6,212                10,212
                                             ----------            ----------

NET INCOME (LOSS)                            $   (6,212)           $  (10,212)
                                             ==========            ==========

BASIC EARNING (LOSS) PER SHARE               $     0.00
                                             ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,000,000
                                             ==========


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       January 22, 2007
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                        May 31,            May 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (6,212)          $(10,212)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                      1,552              1,552
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,660)            (8,660)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             12,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             12,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (4,660)             3,340

CASH AT BEGINNING OF PERIOD                                               8,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $  3,340           $  3,340
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Massey Exploration Corp. (the Company) was incorporated under the laws of the State of Nevada on January 22, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 30, 2007 (date of inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to May 31, 2008 and generated a net loss of $10,212. This condition raises substantial doubt about the Company's ability to continue as a going concern. Though the Company is currently in the exploration stage and has minimal expenses, management does not believe that the company's current cash of $3,340 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a S-1 registration statement with the U.S. Securities and Exchange Commission of 3,300,000 shares for sale at $.02 per share to raise capital of $66,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 6. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Michael Hawitt, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 7. INCOME TAXES

                                                            As of May 31, 2008
                                                            ------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 10,212
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      3,472
     Valuation allowance                                           (3,472)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carryforwards of approximately $10,212. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On November 14, 2007, the Company issued a total of 1,000,000 shares of common stock to Michael Hawitt for cash in the amount of $0.004 per share for a total of $4,000.

On January 30, 2008, the Company issued a total of 2,000,000 shares of common stock at $0.004 per share to Michael Hawitt in exchange for an invoice paid on behalf of the Company in the amount of $8,000.

As of May 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date.

We incurred operating expenses of $6,212 for the three months ended May 31, 2008. These expenses consisted of general operating expenses and professional fees.

Our net loss from inception (January 22, 2007) through May 31, 2008 was $10,212.

On November 14, 2007, the Company issued a total of 1,000,000 shares of common stock to its director, Michael Hawitt, for cash in the amount of $0.004 per share for a total of $4,000.

On January 30, 2008, the Company issued a total of 2,000,000 shares of common stock at $0.004 per share to Mr. Hawitt in exchange for an invoice paid on behalf of the Company in the amount of $8,000.

The following table provides selected financial data about our company for the period ended May 31, 2008.

                      Balance Sheet Data:           5/31/08
                      -------------------           -------

                      Cash                          $3,340
                      Total assets                  $3,340
                      Total liabilities             $1,552
                      Shareholders' equity          $1,788

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $3,340. In order to achieve our exploration program goals, we will require the funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on June 20, 2008. There is no guarantee that management will be able to complete the offering. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the three phases of our exploration program. In addition to the $56,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $66,000. We will require the funds from our offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and mobile metal ion (MMI)
soil sampling and subsequent proprietary digestion. The
program is expected to take 4 weeks to complete, including
turn-around time for analyses in Australia. It is estimated
to cost approximately,                                                $ 6,500

PHASE 2

Grid controlled magnetometer and VLF-EM surveys over the
areas of interest determined by the Phase 1 survey. Included in this estimated cost is transportation, accommodation,
board, grid installation, the geophysical surveys, maps and
report                                                                 12,000

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports                  37,500


                                                                      -------

                                      Estimated Total                 $56,000
                                                                      =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in late summer 2008. We expect this phase to take 15 days to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $12,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in fall 2008.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $37,500 and will take approximately one month to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the third phase of our exploration program in spring 2009

We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended May 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

                                                                 Incorporated by Reference
Exhibit No.              Exhibit                                      or Filed Herewith
-----------              -------                                      -----------------
   3.1         Articles of Incorporation                    Incorporated by reference to the
                                                            Registration Statement on Form S-1
                                                            filed with the SEC on May 9, 2008,
                                                            File No. 333-150821

   3.2         Bylaws                                       Incorporated by reference to the
                                                            Registration Statement on Form S-1
                                                            filed with the SEC on May 9, 2008,
                                                            File No. 333-150821

  31.1         Section 302 Certification of Chief           Filed herewith
               Executive Officer

  31.2         Section 302 Certification of Chief           Filed herewith
               Financial Officer

  32           Section 906 Certification of Chief           Filed herewith
               Executive Officer and Chief Financial
               Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 10, 2008            Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)