Form 10-Q
period 2008-08-31
MASSEY EXPLORATION CORP.
filed 2008-10-15
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                        Commission file number 333-150821


                            MASSEY EXPLORATION CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                             300,508 24th Avenue SW
                            Calgary, Alberta T2S 0K4
          (Address of principal executive offices, including zip code)

                                  (403)228-9909
                     (Telephone number, including area code)

                              Empire Stock Transfer
                        2470 St. Rose Parkway, Suite 304
                               Henderson, NV 89074
                Telephone (702) 818-5898 Facsimile (702) 974-1444
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                       Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of October 14, 2008.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended August 31, 2008 immediately follow.

                         MASSEY EXPLORATION CORP.
                      (An Exploration Stage Company)
                               Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   August 31,       February 29,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    650           $  8,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    650              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $    650           $  8,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     52           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                52                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                                  52                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of August 31, 2008 and February 29, 2008                        3,000              3,000
  Additional paid-in capital                                          9,000              9,000
  Deficit accumulated during exploration stage                      (11,402)            (4,000)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              598              8,000
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    650           $  8,000
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                               January 22, 2007
                                       Three Months          Six Months          (inception)
                                          Ended                Ended               through
                                        August 31,           August 31,           August 31,
                                           2008                 2008                 2008
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  Property Expenditures                      4,000
  Professional Fees                             --                4,400                4,400
  General and Adminstrative                  1,190                3,002                3,002
                                        ----------           ----------           ----------
TOTAL EXPENSES                               1,190                7,402               11,402
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $   (1,190)          $   (7,402)          $  (11,402)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               3,000,000            3,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      January 22, 2007
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                      August 31,         August 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (7,402)          $(11,402)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                         52                 52
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,350)           (11,350)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             12,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             12,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (7,350)               650

CASH AT BEGINNING OF PERIOD                                               8,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $    650           $    650
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                          $     --           $     --
                                                                       ========           ========
     Income Taxes                                                      $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to August 31, 2008 and generated a net loss of $11,402. This condition raises substantial doubt about the Company's ability to continue as a going concern. Though the Company is currently in the exploration stage and has minimal expenses, management does not believe that the company's current cash of $650 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 11,402
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      3,877
     Valuation allowance                                           (3,877)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carryforwards of approximately $11,402. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of August 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $1,190 for the three months ended August 31, 2008. These expenses consisted of general operating expenses and professional fees.

Our net loss from inception (January 22, 2007) through August 31, 2008 was $11,402.

On November 14, 2007, the Company issued a total of 1,000,000 shares of common stock to its director, Michael Hawitt, for cash in the amount of $0.004 per share for a total of $4,000.

On January 30, 2008, the Company issued a total of 2,000,000 shares of common stock at $0.004 per share to Mr. Hawitt in exchange for an invoice paid on behalf of the Company in the amount of $8,000.

The following table provides selected financial data about our company for the period ended August 31, 2008.

                       Balance Sheet Data:          8/31/08
                       -------------------          -------
                       Cash                          $ 650
                       Total assets                  $ 650
                       Total liabilities             $  52
                       Shareholders' equity          $ 598

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2008 was $650. In order to achieve our exploration program goals, we will require the funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on June 20, 2008. There is no guarantee that management will be able to complete the offering. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months after receiving funding is to complete the three phases of our exploration program. In addition to the $56,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $66,000. We will require the funds from our offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and mobile metal ion
(MMI) soil sampling and subsequent proprietary
digestion. The program is expected to take 4 weeks
to complete, including turn-around time for analyses
in Australia. It is estimated to cost approximately                  $  6,500

PHASE 2

Grid controlled magnetometer and VLF-EM surveys over
the areas of interest determined by the Phase 1
survey. Included in this estimated cost is
transportation, accommodation, board, grid
installation, the geophysical surveys, maps and report                 12,000

PHASE 3

Induced polarization survey over grid controlled
anomalous areas of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays,
detailed maps and reports                                              37,500
                                                                     --------

                               Estimated Total                       $ 56,000
                                                                     ========

Each phase following phase 1 is contingent upon favorable results from the previous phase.

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in late fall 2008. We expect this phase to take 15 days to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $12,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in spring 2009.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $37,500 and will take approximately one month to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the third phase of our exploration program in summer 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended August 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 14, 2008         Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)