Form 10-Q
period 2008-11-30
MASSEY EXPLORATION CORP.
filed 2009-01-07
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of January 6, 2009.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended November 30, 2008 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,       February 29,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    236           $  8,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    236              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $    236           $  8,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable to Director                                         $  1,441           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,441                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               1,441                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of November 30, 2008 and February 29, 2008                      3,000              3,000
  Additional paid-in capital                                          9,000              9,000
  Deficit accumulated during exploration stage                      (13,205)            (4,000)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (1,205)             8,000
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    236           $  8,000
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                January 22, 2007
                                       Three Months          Nine Months          (inception)
                                          Ended                Ended                through
                                        November 30,         November 30,         November 30,
                                           2008                 2008                 2008
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  Property Expenditures                         --                   --                4,000
  Professional Fees                          1,495                5,895                5,895
  General and Adminstrative                    308                3,310                3,310
                                        ----------           ----------           ----------
TOTAL EXPENSES                               1,803                9,205               13,205
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $   (1,803)          $   (9,205)          $  (13,205)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               3,000,000            3,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                       January 22, 2007
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                      November 30,       November 30,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,205)          $(13,205)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan Payable to Director                                              1,441              1,441
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,764)           (11,764)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             12,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             12,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (7,764)               236

CASH AT BEGINNING OF PERIOD                                               8,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $    236           $    236
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3.   RECENT ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB STATEMENTS:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS(CONTINUED)

derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS(CONTINUED)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3.  RECENT ACCOUNTING PRONOUCEMENTS(CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to November 30, 2008 and generated a net loss of $13,205. This condition raises substantial doubt about the Company's ability to continue as a going concern. Though the Company is currently in the exploration stage and has minimal expenses, management does not believe that the company's current cash of $265 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                         As of November 30, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 13,205
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     4,490
     Valuation allowance                                          (4,490)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carryforwards of approximately $13,205. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of November 30, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

On December 16, 2008 the Company completed its "all or nothing" offering. Subscription agreements totaling 3,300,000 shares of common stock at $.02 per share, or $66,000 were received from 34 unrelated investors.

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

We incurred operating expenses of $1,803 for the three months ended November 30, 2008. These expenses consisted of general operating expenses and professional fees.

Our net loss from inception (January 22, 2007) through November 30, 2008 was $13,205.

On November 14, 2007, the Company issued a total of 1,000,000 shares of common stock to its director, Michael Hawitt, for cash in the amount of $0.004 per share for a total of $4,000.

On January 30, 2008, the Company issued a total of 2,000,000 shares of common stock at $0.004 per share to Mr. Hawitt in exchange for an invoice paid on behalf of the Company in the amount of $8,000.

The following table provides selected financial data about our company for the period ended November 30, 2008.

                     Balance Sheet Data:           11/30/08
                     -------------------           --------

                     Cash                          $   236
                     Total assets                  $   236
                     Total liabilities             $ 1,441
                     Shareholders' equity          $(1,205)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $236 with outstanding liabilities of $1,441. In order to achieve our exploration program goals, we required the funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on June 20, 2008.

SUBSEQUENT EVENT

On December 16, 2008 the Company completed its "all or nothing" offering. Subscription agreements totaling 3,300,000 shares of common stock at $.02 per share, or $66,000 were received from 34 unrelated investors.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the three phases of our exploration program. In addition to the remaining $57,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $67,000.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1
Detailed prospecting, mapping and mobile metal ion
(MMI) soil sampling and subsequent proprietary digestion.
The program is expected to take 4 weeks to complete,
including turn-around time for analyses in Australia.        $ 3,500 (completed)

PHASE 1 - FOLLOW-UP PROGRAM

Additional mineral cell acquisition on the N and W
boundaries of the Hotspot, #569675 mineral claim.
Grid about sample stations #6 and #8. Sampling the
fill-in grid, 50 MMI samples. Camp, board and
transportation. IONIC Leach sample transportation
and analyses.  Report and maps.                              $ 7,360

PHASE 2
Grid controlled magnetometer and VLF-EM surveys over
the areas of interest determined by the Phase 1 survey.
Included in this estimated cost is transportation,
accommodation, board, grid installation, the
geophysical surveys, maps and report.                        $12,000

PHASE 3
Induced polarization survey over grid controlled
anomalous areas of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays,
detailed maps and reports                                    $37,500
                                                             -------

                              Estimated Total                $60,360
                                                             =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008. The program included reconnaissance geological mapping and prospecting and a line of MMI soil sampling. The results appear to exhibit possible anomalous responses particularly in the gold exploration suite (GES) comprised of the elements cobalt, gold, nickel, palladium and silver. The geologist recommended a follow-up, fill-in MMI soil sampling program about the anomalous samples to test for the validity of the results. We plan to commence the follow-up to Phase 1 on the claim in early spring 2009. We expect this phase to take 10 days to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

After the follow-up to phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $12,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in late spring 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended November 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

January 6, 2009          Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)