Form 10-K
period 2009-02-28
MASSEY EXPLORATION CORP.
filed 2009-05-26
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2009

                        Commission file number 333-150821


                            Massey Exploration Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                   N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             300,508 24th Avenue SW
                            Calgary, Alberta T2S 0K4
               (Address of Principal Executive Offices & Zip Code)

                                  (403)228-9909
                               (Telephone Number)

                              Empire Stock Transfer
                        2470 St. Rose Parkway, Suite 304
                               Henderson, NV 89074
                Telephone (702) 818-5898 Facsimile (702) 974-1444
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 28, 2009, the registrant had 6,600,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 28, 2009.

                            MASSEY EXPLORATION CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      13
Item 2.   Properties                                                        14
Item 3.   Legal Proceedings                                                 15
Item 4.   Submission of Matters to a Vote of Securities Holders             15

                                 Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         17
Item 8.   Financial Statements and Supplementary Data                       20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          33
Item 9A.  Controls and Procedures                                           33

                                Part III

Item 10.  Directors and Executive Officers                                  35
Item 11.  Executive Compensation                                            36
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   38
Item 13.  Certain Relationships and Related Transactions                    38
Item 14.  Principal Accounting Fees and Services                            38

                                 Part IV

Item 15.  Exhibits                                                          39

Signatures                                                                  39

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Hotspot Mineral Claim, consisting of 16 contiguous cells totaling 800 acres, is the only claim currently in the company's portfolio. If our claim does not contain any reserves all funds that we spend on exploration will be lost. If we complete our current exploration program and are successful in identifying a mineral deposit we will need to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY

     Analcite-bearing trachybasalt - Analcite or analcime is a hydrous sodium aluminum silicate mineral that predominates in the extrusive or volcanic form of its igneous equivalent, a syenogabbro.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Dry Interior Belt biotic zone - a division of life forms and climatic zones that make-up or may be particular to British Columbia, Canada. Another example could the Cariboo Parklands zone.

     Elongate basin - a longer than wide depression that may be favorable to in-filling by adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply erosional material to infill the basin.

     Mineral tenure of B.C. - the rights, privileges and obligations specified, by the acquisition of mineral tenure, in the Mineral Tenure Act of the Province. Specifics of what a mineral tenure holder can, cannot and must do to hold mineral title in British Columbia, Canada. Since B.C. is a Provincial jurisdiction mineral tenure lies with the province unless federal jurisdiction is encroached, i.e. fisheries or if the mineral activity takes place in a federal territory, i.e. Nunavit. Also a federally chartered company may have to use Canadian (federal) rules and regulations.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Propylitic alteration - a process of hydrothermal alteration whereby in igneous rocks a major mineral, plagioclase feldspar is altered to a secondary assemblage of new mineral forms. Recognition of the process in a rock sample is important to establishing what effects hydrothermal alteration may have had on the general setting from which the sample was derived.

     Skarnification - a contact metamorphic rock alteration process by which a lime-bearing silicate rock is formed from a limestone by association with a nearby igneous intrusion that imparts generally large amounts of silicon, aluminum, iron and magnesium to the new formed rock or skarn.

     Upper Triassic age Nicola Group - rock units of similar age within the age range of 180-205 million years before the present. To constitute a group it must be composed of at least two formations.

     Volcaniclastic - Angular to rounded particles of a wide range of sizes within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The Hotspot property consists of one located mineral claim comprising a total of 16 contiguous cells. The mineral claim is situated in the Bonaparte Plateau between Loon Lake and Upper Loon Lake in the South Cariboo Region of British Columbia, Canada. Massey Exploration Corp., a Nevada, USA company is the beneficial owner of the mineral claim.

The general claim area is underlain by the youngest rock units in the area that occur as volcanic flow basalts. In or below some of the deeply incised erosional valleys which can be fault controlled occur the oldest units in the area. These older units are of the Upper Triassic age volcanics and possibly minor sediments of the Nicola Group that are seen to underlie the Miocene age basalt flows.

The rock units exhibit an aeromagnetic pattern that could indicate a response to underlying deformation due to structural features, such as faulting, folding and rock alteration. Much of the mineral claim is drift or overburden covered and offers exploration potential. The author feels that the potential exists for movement of mineralizing fluids to have impregnated this northwesterly trending zone. These fluids could emanate from deeper occurring intrusions and travel along structurally prepared conduits in the underlying bedrock.

The mineral claim is favorably situated and may require geophysical surveys to determine in more detail its potential following the initial prospecting, mapping and soil geochemistry program. An exploratory drilling program could follow the Phase 1 - 3 surveys and be contingent upon positive results being obtained from the previous surveys.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance.

We have completed phase one of the exploration work on the claim and have incurred $7,950 exploration costs. The future cost of further exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. The initial exploration phases will be supported by generators. The Town of 100 Mile House and the City of Kamloops, British Columbia lie 46 miles and 86 miles by road northwest and southeast of the Hotspot mineral claim, respectively. Each offer much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Kamloops B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla highway. Kamloops has a good airport and the overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies.

A three-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist in his report. Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area is recommended.

The cost of the proposed program is $3,500 for the initial phase of exploration work, $7,360 for follow-up work to phase one, $12,000 for the contingent second phase and $37,500 for the third phase. The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report. Because we have just commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claim if mineralization is found.

ACQUISITION OF THE MINERAL CLAIM

The claim is currently held in trust in the name of our president, Michael Hawitt. We paid $2,000 to James McLeod for the staking of the claim.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president and director, Michael Hawitt, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Hawitt, as he is eligible as a Canadian citizen. The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property.

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. For our claim this would require $1,296 in exploration costs for year 1 through 3, and $2,592 per year thereafter.

In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Hotspot mineral claim is comprised of 16 contiguous cells totaling 800 acres. The mineral claim area may be located on the NTS map sheet, 92P/3. At the center of the property the latitude is 51(Degree) 11' 9" N and the longitude is 121(Degree) 04' 03" W. The claim is motor vehicle accessible from the Village of 70 Mile House, B.C. by traveling 17 miles east- southeast along the Upper Loon Lake gravel ranch road to the mineral claim.

The Hotspot property lies in the interior plateau of the province and within the Cariboo Parkland biotic or life zone of British Columbia. The area experiences about 20" - 30" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally more severe than the dry belt to the east and can last from November through March.

Much of this area of the interior plateau, with its rolling hills, hosts clusters of lodgepole pine with similar stands of aspen. Douglas fir and Engelmann spruce round out the other conifer cover, but in lesser abundance. The general area supports an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

The Town of 100 Mile House and the City of Kamloops, British Columbia lie 46 miles and 86 miles by road northwest and southeast of the Hotspot mineral claim, respectively. Each offer much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Kamloops B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla highway. Kamloops has a good airport and the overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies.

The claim area ranges in elevation from 3,150 feet to 3,600 feet mean sea level. The physiographic setting of the property can be described as rounded, open range pockets among the clusters of conifer (evergreens) and aspens in a plateau setting. The area has been surficially altered both by the erosional and the depositional (drift cover) effects of glaciation. Thickness of drift cover in the valleys may vary considerably. Fresh water lakes and small streams are abundant in the area.

                       [MAP SHOWING THE PROPERTY LOCATION]

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

The recorded mining history of the general area dates from the 1850's when gold miners passed through the area, often going further north. Some minor placer gold occurrences were discovered in the area of the Bonaparte and Deadman Rivers. The most significant lode gold deposit developed in the area was that of the Vidette Gold Mines, Ltd. of Vancouver, B.C. which operated an underground lode gold deposit at the northeast-end of Vidette Lake. The mine operated from 1931-40 with its production coming from a vein deposit in Nicola volcanic rocks. They rendered the gold produced by flotation. Industrial mineral discoveries have been made in the area, such as volcanic (rhyolite) ash for possible use as pozzolan and diatomaceous earth.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geological mapping conducted during 1964-65 was carried-out by Campbell and Tipper, reported by them on the Bonaparte Lake map area, Geological Survey of Canada, NTS 92P (see Figure 3 and References). The area is seen to be underlain by rock units ranging in age from the Pennsylvanian to the Miocene and being mainly of volcanic origin, although some of the older units are of intrusive and sedimentary origin. The older units are only found along the deep incisions found along some of the deeper creek valleys, i.e. the Deadman River and Loon Creek. The younger Eocene - Miocene aged volcanic flow rock units are observed in the area and alkali basalt flows of Miocene age occur as cap rocks in the general area.

LOCAL GEOLOGY

The local geological mapping was undertaken in 1988-89 by P.B. Read (see References) in his study of the Tertiary stratigraphy and industrial mineral potential of the area. His mapping is detailed and portrays the extensiveness of the basalt flows even in this the southern part of the pervasive and widespread occurrences to the north, an area covering thousands of square miles. He measured the olivine basalt occurrences along the Bonaparte River, Loon Creek and the Deadman River valleys and arrived at an estimate of the thickness of ~ 1,600 feet. They are thought to lie upon faulted bedrock of Pennsylvanian age and younger.

PROPERTY GEOLOGY

The geology of the Hotspot property area may be described as being overlain by generally thick Tertiary basalt flows of Eocene - Miocene age. The olivine basalts of the Chasm Formation are the youngest rocks found on the property and throughout the local area. These flows have covered the next youngest units of the Deadman River Formation that hosts the ash and diatomaceous earth occurrences, as well as other water borne younger sediments, such as siltstone, shale, sandstone and conglomerate.

PROPERTY MINERALIZATION

The geologist has observed in places within the regional area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the volcanic tuffs (as volcanic skarn). These occurrences were observed in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $3,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We paid $4,000 for the geology report and staking of the claim and $3,950 for the first phase of our exploration program.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Michael Hawitt. Mr. Hawitt currently devotes 2 hours per week to company matters and he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company in the future. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549, telephone 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2007 and we have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $20,538 from inception to February 28, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable mineral property

     *    our ability to generate revenues

     *    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

BECAUSE WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO DETERMINE IF WE HAVE A RESERVE, IF WE CAN'T RAISE THE MONEY WE WILL HAVE TO CEASE OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

BECAUSE OUR CONSULTING GEOLOGIST MR. JAMES W. MCLEOD, HAS WORKED WITH A NUMBER OF EXPLORATION STAGE COMPANIES WHICH HAVE NOT MOVED FORWARD IN THEIR EXPLORATION ACTIVITIES, THERE IS THE RISK THAT WE ALSO MAY NOT BE ABLE TO MOVE FORWARD IN OUR EXPLORATION AND OUR BUSINESS COULD FAIL.

We are dependent on the expertise of our consulting geologist in geology and exploration. Since 1999, Mr. McLeod has been an officer, director, or geologist for over twenty companies most of which have not moved forward with exploration activities, and five of which have changed businesses and completely abandoned exploration activities. If we do not move forward with our exploration activities, or our exploration activities do not have favorable results, our business could fail.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5% OF HIS TIME OR APPROXIMATELY TWO HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5% of his time or two hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration of the property may be periodically interrupted or suspended.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 300, 508 24th Avenue SW, Calgary, Alberta, which are the offices of our president and are provided to us free of charge. The telephone number is (403) 228-9909. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended February 28, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We plan to contact a market maker to apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Massey Exploration with any market maker regarding participation in a future trading market for our securities.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Massey Exploration had 35 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The company's shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $16,538 and $4,000 for the years ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of $7,950 in property expenditures with the remaining being general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through February 28, 2009 was $20,538.

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

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2009 was $59,072 with $1,610 in outstanding liabilities. Management believes our current cash resources are sufficient to fund operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the three phases of our exploration program. In addition to the remaining $56,860 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $67,000.

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

The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008. The program included reconnaissance geological mapping and prospecting and a line of MMI soil sampling. The results appear to exhibit possible anomalous responses particularly in the gold exploration suite (GES) comprised of the elements cobalt, gold, nickel, palladium and silver. The geologist recommended a follow-up, fill-in MMI soil sampling program about the anomalous samples to test for the validity of the results. We plan to commence the follow-up to Phase 1 on the claim in summer 2009. We expect this phase to take 10 days to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

After the follow-up to phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $12,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in late summer 2009.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $37,500 and will take approximately one month to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the third phase of our exploration program in late summer or early fall 2009.

We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                            MASSEY EXPLORATION, CORP.

                                      Index

Report of Independent Registered Public Accounting Firm                    21

Financial Statements:

    Balance Sheet - February 28, 2009                                      22

    Statement of Operations - January 22, 2007 through
    February 28, 2009                                                      23

    Statement of Stockholders' Equity - January 22, 2007
    through February 28, 2009                                              24

    Statement of Cash Flows - January 22, 2007 through
    February 28, 2009                                                      25

Notes to Financial Statements                                              26

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Massey Exploration, Corp.

I have audited the accompanying balance sheet of Massey Exploration, Corp. (An Exploration Stage Company) as of February 28, 2009, and the related statement of operations, stockholders' equity and cash flows for the period from January 22, 2007 (inception), to February 28, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massey Exploration, Corp. (An Exploration Stage Company) as of February 28, 2009, and the results of its operations and cash flows from January 22, 2007 (inception), to February 28, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
-----------------------------------
Seattle, Washington
May 14, 2009

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     February 28,       February 29,
                                                                        2009               2008
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 59,072           $  8,000
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                    59,072              8,000
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 59,072           $  8,000
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  1,610           $     --
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                1,610                 --
                                                                      --------           --------

      TOTAL LIABILITIES                                                  1,610                 --
                                                                      --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,600,000 and 3,000,000 shares issued and
   outstanding as of February 28, 2009 and February 29, 2008             6,300              3,000
  Additional paid-in capital                                            71,700              9,000
  Deficit accumulated during exploration stage                         (20,538)            (4,000)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              57,462              8,000
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 59,072           $  8,000
                                                                      ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                January 22, 2007
                                                                                  (inception)
                                        Year Ended           Year Ended             through
                                        February 28,         February 29,         February 28,
                                           2009                 2008                 2009
                                        ----------           ----------           ----------
REVENUES
  Profit Sharing                        $        7           $       --           $        7
                                        ----------           ----------           ----------
TOTAL REVENUES                                   7                   --                    7

EXPENSES
  Property Expenditures                      3,950                4,000                7,950
  Professional Fees                          8,695                   --                8,695
  General and Adminstrative                  3,900                   --                3,900
                                        ----------           ----------           ----------
TOTAL EXPENSES                              16,545                4,000               20,545
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $  (16,538)          $   (4,000)          $  (20,538)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               3,678,082            3,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 22, 2007 (Inception) through February 28, 2009
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                  Common      Additional     During
                                                   Common         Stock        Paid-in     Exploration
                                                   Stock          Amount       Capital        Stage          Total
                                                   -----          ------       -------        -----          -----
BALANCE, JANUARY 22, 2007                               --       $    --       $    --      $     --       $     --

Stock issued for cash on November 14, 2007
 @ $0.004 per share                              1,000,000         1,000         3,000                        4,000

Stock issued for cash on January 30, 2008
 @ $0.004 per share                              2,000,000         2,000         6,000                        8,000

Net loss,  February 29, 2008                                                                  (4,000)        (4,000)
                                                ----------       -------       -------      --------       --------

BALANCE, FEBRUARY 29, 2008                       3,000,000       $ 3,000       $ 9,000      $ (4,000)      $  8,000
                                                ==========       =======       =======      ========       ========
Stock issued for cash on December 16, 2008
 @ $0.02 per share                               3,300,000         3,300        62,700                       66,000

Net loss, February 29, 2008                                                                  (16,538)       (16,538)
                                                ----------       -------       -------      --------       --------

BALANCE, FEBRUARY 29, 2008                       6,300,000       $ 6,300       $71,700      $(20,538)      $ 57,462
                                                ==========       =======       =======      ========       ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     January 22, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                 February 28,       February 29,       February 28,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(16,538)          $ (4,000)          $(20,538)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                 1,610                 --              1,610
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (14,928)            (4,000)           (18,928)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                          66,000             12,000             78,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       66,000             12,000             78,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     51,072              8,000             59,072

CASH AT BEGINNING OF PERIOD                                          8,000                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 59,072           $  8,000           $ 59,072
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Massey Exploration Corp. (the Company) was incorporated under the laws of the State of Nevada on January 22, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited exploration activities.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

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

FASB STATEMENTS:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (Continued)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (Continued)

new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to February 28, 2009 and generated a net loss of $20,538. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $59,072 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                         As of February 28, 2009
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                           $ 20,538
     Tax rate                                                        34%
                                                               --------
     Gross deferred tax assets                                    6,983
     Valuation allowance                                         (6,983)
                                                               --------

     Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carryforward of approximately $20,538. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

On December 16, 2008, the Company issued a total of 3,300,000 shares of common stock to 34 unrelated investors for cash in the amount of $0.02 per share for a total of $66,000.

As of February 28, 2009 the Company had 6,300,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2009:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,300,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

On December 16, 2008 the Company completed its "all or nothing" offering. Subscription agreements totaling 3,300,000 shares of common stock at $.02 per share, or $66,000 were received from 34 unrelated investors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of February 28, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Massey Exploration, whose one year terms will expire 2/28/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------

Michael Hawitt            47    President,         1/22/07             2/28/10
300, 508 24th Avenue SW         Secretary,
Calgary, Alberta                Treasurer,
T2S 0K4                         CFO, CEO &
                                Director

The foregoing person is a promoter of Massey Exploration Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Michael Hawitt currently devotes 2 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

MICHAEL HAWITT has been the President, Secretary, Treasurer and a Director of Massey Exploration since January 22, 2007.

From January 2003 to present Mr. Hawitt has been the President of Balata Developments, a private real estate development company in Calgary, Alberta.

Previously Mr. Hawitt was employed in the oil and gas industry with Shell Canada Ltd. In the mid-1990's he served as a director and officer of Odessa Industries, a mining company listed on the Alberta Stock Exchange. The company had exploration properties in Bolivia and Canada and was involved in a producing gold mine in the Mayaya region of north-eastern Bolivia.

Mr. Hawitt earned a Bachelor's Degree in Economics from The University of British Columbia in 1984.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations.

No policy has been implemented or will be implemented to address conflicts of interest.

In the event our officer and director resigns from his position, there may be no one to run our operations and our operations may be suspended or cease entirely.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Michael Hawitt.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Michael         2008     0          0           0           0          0             0            0          0
Hawitt,
President,      2007     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Michael       0               0              0           0           0           0            0           0            0
Hawitt,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Michael Hawitt,      0          0          0             0               0               0             0
Director

There are no current employment agreements between the company and its executive officer.

In November 2007 Michael Hawitt purchased 2,000,000 shares of our common stock at $0.004 per share. In January 2008 he was issued an additional 1,000,000 shares valued at $0.004 per share in exchange for an invoice he paid on the company's behalf. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Hawitt currently devotes approximately 2 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Massey Exploration Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                          No. of             Percentage
     Beneficial Owner (1)                  Shares            of Ownership
     --------------------                  ------            ------------

     Michel Hawitt                       3,000,000                47%
     300, 508 24th Avenue SW
     Calgary, Alberta
     T2S 0K4

     All Officers and
     Directors as a Group                3,000,000                47%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Hawitt was not be paid for any underwriting services that he performed on our behalf with respect to our recently completed offering. He will also not receive any interest on any funds that he may advance to us for expenses incurred.

In November 2007 Michael Hawitt purchased 2,000,000 shares of our common stock at $0.004 per share. In January 2008 he was issued an additional 1,000,000 shares valued at $0.004 per share in exchange for an invoice he paid on the company's behalf. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

Our offices, located at 300, 508 24th Avenue SW, Calgary, Alberta, are also the offices of our president and are provided to us free of charge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2009, the total fees charged to the company for audit services were $7,195 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the company for audit services were $Nil for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended February 29, 2008.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                     Description
     ------                     -----------

      *  3(i)         Articles of Incorporation
      *  3(ii)        Bylaws
        31            Sec. 302 Certification of CEO/CFO
        32            Sec. 906 Certification of CEO/CFO

*Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1, SEC File Number 333-150821, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on May 26, 2009.

                                      Massey Exploration Corp.


                                          /s/ Michael Hawitt
                                          --------------------------------------
                                      By: Michael Hawitt
                                          (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following person in the capacities and date stated.


/s/ Michael Hawitt                                                  May 26, 2009
------------------------------------------------                    ------------
Michael Noble, President & Sole Director                                Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)