Form 10-Q
period 2009-05-31
MASSEY EXPLORATION CORP.
filed 2009-07-14
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of July 8, 2009

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2009 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,          February 28,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 53,339           $ 59,072
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 53,339             59,072
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 53,339           $ 59,072
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $  1,610
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --              1,610
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --              1,610
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and outstanding
   as of May 31, 2009 and February 29, 2009                           6,300              6,300
  Additional paid-in capital                                         71,700             71,700
  Deficit accumulated during exploration stage                      (24,661)           (20,538)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           53,339             57,462
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 53,339           $ 59,072
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                January 22, 2007
                                       Three Months         Three Months          (inception)
                                          Ended                Ended                through
                                          May 31,              May 31,              May 31,
                                           2009                 2008                 2009
                                        ----------           ----------           ----------
REVENUES
  Profit Sharing                        $       --           $       --           $        7
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                    7

EXPENSES
  Property Expenditures                         --                   --                7,950
  Professional Fees                          2,900                4,400               11,595
  General and Adminstrative                  1,223                1,812                5,123
                                        ----------           ----------           ----------
TOTAL EXPENSES                               4,123                6,212               24,668
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $   (4,123)          $   (6,212)          $  (24,661)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,300,000            3,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     January 22, 2007
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                   May 31,            May 31,            May 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,123)          $ (6,212)          $(24,661)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                (1,610)             1,552                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (5,733)            (4,660)           (24,661)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             78,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             78,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (5,733)            (4,660)            53,339

CASH AT BEGINNING OF PERIOD                                         59,072              8,000                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 53,339           $  3,340           $ 53,339
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to May 31, 2009 and generated a net loss of $24,661. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $53,339 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                            As of May 31, 2009
                                                            ------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 24,661
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                    8,385
       Valuation allowance                                         (8,385)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of May 31, 2009, the Company has a net operating loss carryforward of approximately $24,661. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of May 31, 2009 the Company had 6,300,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2009:

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

We incurred operating expenses of $4,123 and $6,212 for the 3 months ended May 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through May 31, 2009 was $24,661.

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

The following table provides selected financial data about our company for the period ended May 31, 2009.

                     Balance Sheet Data:           5/31/09
                     -------------------           -------

                     Cash                          $53,339
                     Total assets                  $53,339
                     Total liabilities             $     0
                     Shareholders' equity          $53,339

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2009 was $53,339 with no outstanding liabilities. Management believes our current cash resources are sufficient to fund operations for the next twelve months.

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
                                                             =======

Each phase following phase one is contingent upon favorable results from the previous phase.

The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008. The program included reconnaissance geological mapping and prospecting and a line of MMI soil sampling. The results appear to exhibit possible anomalous responses particularly in the gold exploration suite (GES) comprised of the elements cobalt, gold, nickel, palladium and silver. The geologist recommended a follow-up, fill-in MMI soil sampling program about the anomalous samples to test for the validity of the results. We advised the geologist to proceed with the follow-up to phase one and he completed the fieldwork on June 22, 2009. He is now waiting for the results from the assay lab. He expects the results in two to three months and then he will prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

After the follow-up to phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $12,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in October 2009, before winter weather in the area might prohibit access to the claim area.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $37,500 and will take approximately one month to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the third phase of our exploration program in spring 2010 as soon as weather permits.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended May 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 8, 2009             Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)