Form 10-K
period 2010-02-28
MASSEY EXPLORATION CORP.
filed 2010-05-13
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 11, 2010, the registrant had 6,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 11, 2010.

                            MASSEY EXPLORATION CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       4
Item 2.   Properties                                                         6
Item 3.   Legal Proceedings                                                  6
Item 4.   Submission of Matters to a Vote of Securities Holders              6

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
Item 8.   Financial Statements and Supplementary Data                       10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          23
Item 9A.  Controls and Procedures                                           23

                                    Part III

Item 10.  Directors and Executive Officers                                  26
Item 11.  Executive Compensation                                            27
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   29
Item 13.  Certain Relationships and Related Transactions                    29
Item 14.  Principal Accounting Fees and Services                            29

                                     Part IV

Item 15.  Exhibits                                                          30

Signatures                                                                  30

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

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any future property as we intend to hold all interest and rights to the claim(s). Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our future exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in any area where we will carry out future exploration programs.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We paid $4,000 for the geology report and staking of the claim and $11,450 in exploration costs on our previous claim.

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

BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The probability of an individual prospect ever having reserves is extremely remote. In all probability any future property we may acquire may not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2007 and we have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $38,232 from inception to February 28, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of future mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our future exploration plans until we do find the products and equipment we need.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5% OF HIS TIME OR APPROXIMATELY TWO HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5% of his time or two hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, the search for another property and any future exploration programs may be periodically interrupted or suspended.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 300, 508 24th Avenue SW, Calgary, Alberta, which are the offices of our president and are provided to us free of charge. The telephone number is (403)228-9909. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended February 28, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are currently listed under the symbol "MSXP" on the OTC QB. To be eligible for quotation on the OTC QB, issuers must remain current in their filings with the SEC or applicable regulatory authority. As of the date of this filing, there has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Massey Exploration had 35 shareholders of record. We have paid no cash dividends and have no outstanding options.

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

We incurred operating expenses of $17,694 and $16,538 for the years ended February 28, 2010 and February 29, 2009, respectively. These expenses consisted of $11,450 in property expenditures with the remaining being general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through February 28, 2010 was $38,232, with $15,450 of that being exploration costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2010 was $39,768 with no outstanding liabilities. Management believes our current cash resources are sufficient to fund operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure another property for exploration. Total expenditures over the next 12 months are currently expected to be approximately $30,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                           MASSEY EXPLORATION, CORP.

                                      Index

Report of Independent Registered Public Accounting Firm                       11

Financial Statements:

     Balance Sheet - February 28, 2010                                        12

     Statement of Operations - January 22, 2007 through February 28, 2010     13

     Statement of Stockholders' Equity - January 22, 2007 through
     February 28, 2010                                                        14

     Statement of Cash Flows - January 22, 2007 through February 28, 2010     15

Notes to Financial Statements                                                 16

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Massey Exploration, Corp.

I have audited the accompanying balance sheet of Massey Exploration, Corp. (An Exploration Stage Company) as of February 28, 2010 and 2009, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from January 22, 2007 (inception), to February 28, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massey Exploration, Corp. (An Exploration Stage Company) as of February 28, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from January 22, 2007 (inception), to February 28, 2010 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
May 10, 2010

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of              As of
                                                                    February 28,       February 29,
                                                                       2010               2009
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $ 39,768           $ 59,072
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                   39,768             59,072
                                                                     --------           --------

TOTAL ASSETS                                                         $ 39,768           $ 59,072
                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                   $     --           $  1,610
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                                  --              1,610
                                                                     --------           --------

TOTAL LIABILITIES                                                          --              1,610
                                                                     --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and oustanding as of
   February 28, 2010 and February 29, 2009                              6,300              6,300
  Additional paid-in capital                                           71,700             71,700
  Deficit accumulated during exploration stage                        (38,232)           (20,538)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             39,768             57,462
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 39,768           $ 59,072
                                                                     ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                               January 22, 2007
                                                                                  (inception)
                                        Year Ended           Year Ended             through
                                        February 28,         February 29,         February 28,
                                           2010                 2009                 2010
                                        ----------           ----------           ----------
REVENUES
  Profit Sharing                        $       --           $        7           $        7
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                    7                    7

EXPENSES
  Property Expenditures                      7,500                3,950               15,450
  Professional Fees                          7,100                8,695               15,795
  General and Adminstrative                  3,094                3,900                6,994
                                        ----------           ----------           ----------
TOTAL EXPENSES                              17,694               16,545               38,239
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $  (17,694)          $  (16,538)          $  (38,232)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,300,000            3,678,082
                                        ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 22, 2007 (Inception) through February 28, 2010
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                  Common      Additional     During
                                                   Common         Stock        Paid-in     Exploration
                                                   Stock          Amount       Capital        Stage          Total
                                                   -----          ------       -------        -----          -----
BALANCE, JANUARY 22, 2007                               --       $    --       $    --      $     --       $     --

Stock issued for cash on November 14, 2007
 @ $0.004 per share                              1,000,000         1,000         3,000                        4,000

Stock issued for cash on January 30, 2008
 @ $0.004 per share                              2,000,000         2,000         6,000                        8,000

Net loss, February 29, 2008                                                                   (4,000)        (4,000)
                                                ----------       -------       -------      --------       --------

BALANCE, FEBRUARY 29, 2008                       3,000,000       $ 3,000       $ 9,000      $ (4,000)      $  8,000
                                                ==========       =======       =======      ========       ========
Stock issued for cash on December 16, 2008
 @ $0.02 per share                               3,300,000         3,300        62,700                       66,000

Net loss, February 28, 2009                                                                  (16,538)       (16,538)
                                                ----------       -------       -------      --------       --------

BALANCE, FEBRUARY 28, 2009                       6,300,000       $ 6,300       $71,700      $(20,538)      $ 57,462
                                                ==========       =======       =======      ========       ========

Net loss, February 28, 2010                                                                  (17,694)       (17,694)
                                                ----------       -------       -------      --------       --------

Balance, February 28, 2010                       6,300,000       $ 6,300       $71,700      $(38,232)      $ 39,768
                                                ==========       =======       =======      ========       ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    January 22, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                 February 28,       February 29,       February 28,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(17,694)          $(16,538)          $(38,232)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                (1,610)             1,610                 --
                                                                  --------           --------           --------
          Net cash provided by (used in) operating activities      (19,304)           (14,928)           (38,232)

CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --             66,000             78,000
                                                                  --------           --------           --------
          Net cash provided by (used in) financing activities           --             66,000             78,000
                                                                  --------           --------           --------

Net increase (decrease) in cash                                    (19,304)            51,072             39,768

Cash at beginning of period                                         59,072              8,000                 --
                                                                  --------           --------           --------

Cash at end of year                                               $ 39,768           $ 59,072           $ 39,768
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the year ended February 28, 2010.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to February 28, 2010 and generated a net loss of $38,232. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $39,768 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                         As of February 28, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 38,232
       Tax rate                                                       34%
                                                                --------
       Gross deferred tax assets                                  12,999
       Valuation allowance                                       (12,999)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 8. NET OPERATING LOSSES

As of February 28, 2010, the Company has a net operating loss carryforward of approximately $38,232. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of February 28, 2010 the Company had 6,300,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,300,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 28, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Massey Exploration, whose one year terms will expire 2/28/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------

Michael Hawitt            48    President,         1/22/07             2/28/11
300, 508 24th Avenue SW         Secretary,
Calgary, Alberta                Treasurer,
T2S 0K4                         CFO, CEO &
                                Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Michael         2009     0          0           0           0          0             0            0          0
Hawitt,         2008     0          0           0           0          0             0            0          0
President,      2007     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2010, the total fees charged to the company for audit services were $7,100 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                     Description
     ------                     -----------

      *  3(i)         Articles of Incorporation
      *  3(ii)        Bylaws
        31            Sec. 302 Certification of CEO/CFO
        32            Sec. 906 Certification of CEO/CFO

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1, SEC File Number 333-150821, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on May 11, 2010.

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


/s/ Michael Hawitt                                                  May 11, 2010
------------------------------------------------                    ------------
Michael Noble, President & Sole Director                                Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)