Form 10-Q
period 2010-05-31
MASSEY EXPLORATION CORP.
filed 2010-07-15
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of July 15, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended May 31, 2010 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                  As of               As of
                                                                  May 31,          February 28,
                                                                   2010               2010
                                                                 --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                           $ 36,067           $ 39,768
                                                                 --------           --------
TOTAL CURRENT ASSETS                                               36,067             39,768
                                                                 --------           --------

      TOTAL ASSETS                                               $ 36,067           $ 39,768
                                                                 ========           ========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders' Equity
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and outstanding
   as of May 31, 2010 and February 29, 2010                         6,300              6,300
  Additional paid-in capital                                       71,700             71,700
  Deficit accumulated during exploration stage                    (41,933)           (38,232)
                                                                 --------           --------

TOTAL STOCKHOLDERS' EQUITY                                         36,067             39,768
                                                                 --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 36,067           $ 39,768
                                                                 ========           ========

                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations

                                                                                 January 22, 2007
                                        Three Months          Three Months          (inception)
                                           Ended                 Ended                through
                                          May 31,               May 31,               May 31,
                                           2010                  2009                  2010
                                        -----------           -----------           -----------
REVENUES
  Profit Sharing                        $        --           $        --           $         7
                                        -----------           -----------           -----------
TOTAL REVENUES                                   --                    --                     7

EXPENSES
  Property Expenditures                          --                    --                15,450
  Professional Fees                           3,000                 2,900                18,795
  General and Adminstrative                     702                 1,223                 7,696
                                        -----------           -----------           -----------
TOTAL EXPENSES                                3,702                 4,123                41,940
                                        -----------           -----------           -----------

Net Income (Loss)                       $    (3,702)          $    (4,123)          $   (41,933)
                                        ===========           ===========           ===========

Basic earning (loss) per share          $      0.00           $      0.00
                                        ===========           ===========
Weighted average number of
  common shares outstanding               6,300,000             6,300,000
                                        ===========           ===========

                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows

                                                                                                          January 22, 2007
                                                                       Three Months       Three Months       (inception)
                                                                          Ended              Ended            through
                                                                         May 31,            May 31,            May 31,
                                                                          2010               2009               2010
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (3,702)          $ (4,123)          $(41,933)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                          --             (1,610)                --
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (3,702)            (5,733)           (41,933)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                 --                 --             78,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             78,000
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                           (3,702)            (5,733)            36,067

CASH AT BEGINNING OF PERIOD                                               39,768             59,072                 --
                                                                        --------           --------           --------

CASH AT END OF YEAR                                                     $ 36,067           $ 53,339           $ 36,067
                                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========

  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========

                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

MINING EXPENSES

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "WHETHER MINERAL RIGHTS ARE TANGIBLE OR INTANGIBLE ASSETS". The Company assesses the carrying costs for impairment under ASC No. 360, "IMPAIRMENT OR DISPOSAL OF LONG LIVED Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to May 31, 2010 and generated a net loss of $41,933. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $36,067 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 7. INCOME TAXES

                                                     As of May 31,
                                                         2010
                                                       --------
            Deferred tax assets:
              Net operating tax carryforwards          $ 41,933
              Tax rate                                       34%
                                                       --------
              Gross deferred tax assets                  14,257
              Valuation allowance                       (14,257)
                                                       --------

              Net deferred tax assets                  $      0
                                                       ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


NOTE 8. NET OPERATING LOSSES

As of May 31, 2010, the Company has a net operating loss carryforward of approximately $41,933. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of May 31, 2010 the Company had 6,300,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,300,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

We incurred operating expenses of $3,702 and $4,123 for the 3 months ended May 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through May 31, 2010 was $41,933.

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

The following table provides selected financial data about our company for the period ended May 31, 2010.

                     Balance Sheet Data:           5/31/10
                     -------------------           -------

                     Cash                          $36,067
                     Total assets                  $36,067
                     Total liabilities             $     0
                     Shareholders' equity          $36,067

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2010 was $36,067 with no outstanding liabilities. Management believes our current cash resources are sufficient to fund operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

                                          Incorporated by Reference or
Exhibit No.        Exhibit                      Filed Herewith
-----------        -------                      --------------
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

  3.2        Bylaws                       Incorporated by reference to the
                                          Registration Statement on Form S-1
                                          filed with the SEC on May 9, 2008,
                                          File No. 333-150821

 31.1        Section 302 Certification    Filed herewith
             of Chief Executive Officer

 31.2        Section 302 Certification    Filed herewith
             of Chief Financial Officer

 32          Section 906 Certification    Filed herewith
             of Chief Executive Officer
             and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 15, 2010                Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                             By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)