Form 10-Q
period 2010-08-31
MASSEY EXPLORATION CORP.
filed 2010-10-15
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of October 15, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended August 31, 2010 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   August 31,       February 28,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 26,842           $ 39,768
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 26,842             39,768
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 26,842           $ 39,768
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and outstanding
   as of August 31, 2010 and February 29, 2010                        6,300              6,300
  Additional paid-in capital                                         71,700             71,700
  Deficit accumulated during exploration stage                      (51,158)           (38,232)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           26,842             39,768
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 26,842           $ 39,768
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                January 22, 2007
                                  Three Months    Three Months     Six Months      Six Months      (inception)
                                     Ended           Ended           Ended           Ended          through
                                   August 31,      August 31,      August 31,      August 31,      August 31,
                                      2010            2009            2010            2009            2010
                                   ----------      ----------      ----------      ----------      ----------
REVENUES
  Profit Sharing                   $       --      $       --      $       --      $       --      $        7
                                   ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                             --              --              --              --               7

EXPENSES
  Property Expenditures                    --           7,500              --           7,500          15,450
  Professional Fees                     1,400           1,400           4,400           4,300          20,195
  General and Adminstrative             7,825             705           8,526           1,928          15,520
                                   ----------      ----------      ----------      ----------      ----------
TOTAL EXPENSES                          9,225           9,605          12,926          13,728          51,165
                                   ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                  $   (9,225)     $   (9,605)     $  (12,926)     $  (13,728)     $  (51,158)
                                   ==========      ==========      ==========      ==========      ==========

BASIC EARNING (LOSS) PER SHARE     $     0.00      $     0.00      $     0.00      $     0.00
                                   ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          6,300,000       6,300,000       6,300,000       6,300,000
                                   ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          January 22, 2007
                                                                       Six Months         Six Months        (inception)
                                                                         Ended              Ended             through
                                                                       August 31,         August 31,         August 31,
                                                                         2010               2009               2010
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,926)          $(13,728)          $(51,158)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                         --             (1,610)                --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,926)           (15,338)           (51,158)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             78,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             78,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (12,926)           (15,338)            26,842

CASH AT BEGINNING OF PERIOD                                              39,768             59,072                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 26,842           $ 43,734           $ 26,842
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to August 31, 2010 and generated a net loss of $51,158. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $36,067 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 7. INCOME TAXES

                                                           As of August 31, 2010
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 51,158
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   17,394
       Valuation allowance                                        (17,394)
                                                                 --------

       Net deferred tax assets                                   $      0
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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

NOTE 8. NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforward of approximately $51,158. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of August 31, 2010 the Company had 6,300,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2010:

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

We incurred operating expenses of $9,225 and $9,605 for the 3 months ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports and for the 3 months ended August 31, 2009 it included $7,500 in exploration costs. We incurred operating expenses of $12,926 and $13,728 for the 6 months ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports and for the 6 months ended August 31, 2009 it included $7,500 in exploration costs. Our net loss from inception (January 22, 2007) through August 31, 2010 was $51,158.

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

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations. The following table provides selected financial data about our company for the period ended August 31, 2010.

                     Balance Sheet Data:           8/31/10
                     -------------------           -------

                     Cash                          $26,842
                     Total assets                  $26,842
                     Total liabilities             $     0
                     Shareholders' equity          $26,842

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2010 was $26,842 with no outstanding liabilities. Management believes our current cash resources are sufficient to fund operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure another property for exploration. Total expenditures over the next 12 months are currently expected to be approximately $25,000.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, August 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended August 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 15, 2010             Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                             By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)