Form 10-Q
period 2010-11-30
MASSEY EXPLORATION CORP.
filed 2011-01-13
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of January 11, 2011.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended November 30, 2010 immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Massey Exploration, Corp.

I have reviewed the condensed balance sheet of Massey Exploration, Corp. (an Exploration Stage Company) as of November 30, 2010, and the related condensed statements of operations for the three and nine months ended November 30, 2010 and 2009 and for the period from January 22, 2007 (inception) to November 30, 2010, and condensed statements of cash flows for the nine months ended November 30, 2010 and 2009 and for the period from January 22, 2007 (inception) to November 30, 2010. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Massey Exploration, Corp. (an Exploration Stage Company) as of February 28, 2010, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated May 10, 2010, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of February 28, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
-------------------------------
George Stewart, CPA
Seattle, Washington
January 10, 2011

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,       February 28,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 24,107           $ 39,768
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 24,107             39,768
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 24,107           $ 39,768
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    240           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               240                 --
                                                                   --------           --------

     TOTAL LIABILITIES                                                  240                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and outstanding
   as of Anovember 30, 2010 and February 29, 2010                     6,300              6,300
  Additional paid-in capital                                         71,700             71,700
  Deficit accumulated during exploration stage                      (54,133)           (38,232)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           23,867             39,768
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 24,107           $ 39,768
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                     January 22, 2007
                                  Three Months     Three Months      Nine Months      Nine Months      (inception)
                                     Ended            Ended            Ended            Ended           through
                                   November 30,     November 30,     November 30,     November 30,     November 30,
                                      2010             2009             2010             2009             2010
                                   ----------       ----------       ----------       ----------       ----------
REVENUES
  Profit Sharing                   $       --       $       --       $       --       $       --       $        7
                                   ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                             --               --               --               --                7

EXPENSES
  Property Expenditures                    --               --               --            7,500           15,450
  Professional Fees                     1,500            1,400            5,900            5,700           21,695
  General and Adminstrative             1,475              322           10,001            2,251           16,995
                                   ----------       ----------       ----------       ----------       ----------
TOTAL EXPENSES                          2,975            1,722           15,901           15,451           54,140
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $   (2,975)      $   (1,722)      $  (15,901)      $  (15,451)      $  (54,133)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE     $     0.00       $     0.00       $     0.00       $     0.00
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          6,300,000        6,300,000        6,300,000        6,300,000
                                   ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  January 22, 2007
                                                              Nine Months        Nine Month         (inception)
                                                                Ended              Ended              through
                                                              November 30,       November 30,       November 30,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $(15,901)          $(15,451)          $(54,133)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                240             (1,610)               240
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,661)           (17,061)           (53,893)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --             78,000
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             78,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (15,661)           (17,061)            24,107

CASH AT BEGINNING OF PERIOD                                      39,768             59,072                 --
                                                               --------           --------           --------

CASH AT END OF YEAR                                            $ 24,107           $ 42,011           $ 24,107
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to November 30, 2010 and generated a net loss of $54,133. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $24,107 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 7. INCOME TAXES

                                                         As of November 30, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 54,133
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   18,405
       Valuation allowance                                        (18,405)
                                                                 --------

       Net deferred tax assets                                   $      0
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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010
--------------------------------------------------------------------------------

NOTE 8. NET OPERATING LOSSES

As of November 30, 2010, the Company has a net operating loss carryforward of approximately $54,133. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of November 30, 2010 the Company had 6,300,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2010:

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

We incurred operating expenses of $2,975 and $1,772 for the 3 months ended November 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. We incurred operating expenses of $15,901 and $15,451 for the 9 months ended November 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports and for the 9 months ended November 30, 2009 it included $7,500 in exploration costs. Our net loss from inception (January 22, 2007) through November 30, 2010 was $54,133.

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

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations. The following table provides selected financial data about our company for the period ended November 30, 2010.

                     Balance Sheet Data:           11/30/10
                     -------------------           --------

                     Cash                          $24,107
                     Total assets                  $24,107
                     Total liabilities             $   240
                     Shareholders' equity          $23,867

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2010 was $24,107 with $240 in outstanding liabilities. Management believes our current cash resources are sufficient to fund operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended November 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

January 11, 2011         Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)