Form 10-K
period 2011-02-28
MASSEY EXPLORATION CORP.
filed 2011-05-24
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2011

                        Commission file number 000-53724

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

Accelerated filer [ ]                              Non-accelerated filer [ ]
Large accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 23, 2011, the registrant had 6,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 23, 2011.

                            MASSEY EXPLORATION CORP.
                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                             ---
                                     Part I

Item 1.   Business                                                             3
Item 1A.  Risk Factors                                                         4
Item 2.   Properties                                                           6
Item 3.   Legal Proceedings                                                    6
Item 4.   Removed and Reserved                                                 6

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                            7
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8
Item 8.   Financial Statements and Supplementary Data                         10
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                19
Item 9A.  Controls and Procedures                                             19

                                    Part III

Item 10.  Directors and Executive Officers                                    21
Item 11.  Executive Compensation                                              23
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         24
Item 13.  Certain Relationships and Related Transactions                      25
Item 14.  Principal Accounting Fees and Services                              25

                                     Part IV

Item 15.  Exhibits                                                            26
Signatures                                                                    26

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We conducted exploration on the one property in the company's portfolio during 2008 and 2009. The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008. The program included reconnaissance geological mapping and prospecting and a line of MMI soil sampling. The results appear to exhibit possible anomalous responses particularly in the gold exploration suite (GES) comprised of the elements cobalt, gold, nickel, palladium and silver. The geologist recommended a follow-up, fill-in MMI soil sampling program about the anomalous samples to test for the validity of the results. We advised the geologist to proceed with the follow-up to phase one and he completed the fieldwork on June 22, 2009. On August 5, 2009 we received his report in which he advised the company that based on the data obtained in the follow-up to phase one he found it hard to recommend further exploration efforts. Based on his recommendation the company has abandoned the property and is now focusing its efforts on obtaining another property for exploration or another business opportunity to enhance shareholder value.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2007 and we have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $55,985 from inception to February 28, 2011. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are currently listed under the symbol "MSXP" on the Over the Counter Bulletin Board (OTCBB). To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. As of the date of this filing, there has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Massey Exploration had 35 shareholders of record. We have paid no cash dividends and have no outstanding options.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     * contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     * contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     * contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     * contains a toll-free telephone number for inquiries on disciplinary actions;

     * defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     * contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     *    the bid and offer quotations for the penny stock;

     * the compensation of the broker-dealer and its salesperson in the transaction;

     * the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     * monthly account statements showing the market value of each penny stock held in the customer's account.

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

We incurred operating expenses of $17,753 and $17,694 for the years ended February 28, 2011 and February 29, 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports for the year 2011 and included $7,500 in mineral property expenditures in the year 2010. Our net loss from inception (January 22, 2007) through February 28, 2011 was $55,985, with $15,450 of that being exploration costs.

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

As of February 28, 2011, the Company owed an unrelated party $15,000 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2012.

We conducted exploration on the one property in the company's portfolio during 2008 and 2009. The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008. The program included reconnaissance geological mapping and prospecting and a line of MMI soil sampling. The results appear to exhibit possible anomalous responses particularly in the gold exploration suite (GES) comprised of the elements cobalt, gold, nickel, palladium and silver. The geologist recommended a follow-up, fill-in MMI soil sampling program about the anomalous samples to test for the validity of the results. We advised the geologist to proceed with the follow-up to phase one and he completed the fieldwork on June 22, 2009. On August 5, 2009 we received his report in which he advised the company that based on the data obtained in the follow-up to phase one he found it hard to recommend further exploration efforts. Based on his recommendation the company has abandoned the property and is now focusing its efforts on obtaining another property for exploration or another business opportunity to enhance shareholder value.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2011 was $8,785 with $16,740 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure another property for exploration or find another business opportunity to enhance shareholder value. Total expenditures over the next 12 months are currently expected to be approximately $20,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Massey Exploration, Corp.

I have audited the accompanying balance sheet of Massey Exploration, Corp. (An Exploration Stage Company) as of February 28, 2011 and 2010, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from January 22, 2007 (inception), to February 28, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massey Exploration, Corp. (An Exploration Stage Company) as of February 28, 2011 and 2010, and the results of its operations and cash flows for the years then ended and from January 22, 2007 (inception), to February 28, 2011 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart, CPA
------------------------------
George Stewart, CPA

Seattle, Washington
May 18, 2011

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,       February 28,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  8,785           $ 39,768
  Deposit                                                            29,970                 --
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                           38,755             39,768
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 38,755           $ 39,768
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,740           $     --
  Loan Payable                                                       15,000                 --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      16,740                 --
                                                                   --------           --------
      TOTAL LIABILITIES                                              16,740                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and oustanding
   as of February 28, 2011 and February 28, 2010                      6,300              6,300
  Additional paid-in capital                                         71,700             71,700
  Deficit accumulated during exploration stage                      (55,985)           (38,232)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     22,015             39,768

                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 38,755           $ 39,768
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                     January 22, 2007
                                                                                                        (inception)
                                                              Year Ended           Year Ended             through
                                                              February 28,         February 28,         February 28,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
REVENUES
  Profit Sharing                                              $       --           $       --           $        7
                                                              ----------           ----------           ----------
TOTAL REVENUES                                                        --                   --                    7
                                                              ----------           ----------           ----------
EXPENSES
  Property Expenditures                                               --                7,500               15,450
  Professional Fees                                                7,400                7,100               23,195
  General and Adminstrative                                       10,353                3,094               17,347
                                                              ----------           ----------           ----------
TOTAL EXPENSES                                                    17,753               17,694               55,992
                                                              ----------           ----------           ----------

NET INCOME (LOSS)                                             $  (17,753)          $  (17,694)          $  (55,985)
                                                              ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                                $     0.00           $     0.00
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           6,300,000            6,300,000
                                                              ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 22, 2007 (Inception) through February 28, 2011
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Common        Additional      During
                                                   Common          Stock          Paid-in      Exploration
                                                   Stock           Amount         Capital         Stage          Total
                                                   -----           ------         -------         -----          -----
BALANCE, JANUARY 22, 2007                                --       $     --        $    --       $     --        $    --
                                                 ----------       --------        -------       --------        -------
Stock issued for cash on November 14, 2007
 @ $0.004 per share                               1,000,000          1,000          3,000                         4,000

Stock issued for cash on January 30, 2008
 @ $0.004 per share                               2,000,000          2,000          6,000                         8,000

Net loss,  February 29, 2008                                                                      (4,000)        (4,000)
                                                 ----------       --------        -------       --------        -------
BALANCE, FEBRUARY 29, 2008                        3,000,000          3,000          9,000         (4,000)         8,000
                                                 ----------       --------        -------       --------        -------
Stock issued for cash on December 16, 2008
 @ $0.02 per share                                3,300,000          3,300         62,700                        66,000

Net loss,  February 29, 2009                                                                     (16,538)       (16,538)
                                                 ----------       --------        -------       --------        -------
BALANCE, FEBRUARY 29, 2009                        6,300,000          6,300         71,700        (20,538)        57,462
                                                 ----------       --------        -------       --------        -------

Net loss,  February 29, 2010                                                                     (17,694)       (17,694)
                                                 ----------       --------        -------       --------        -------
BALANCE, FEBRUARY 29, 2010                        6,300,000          6,300         71,700        (38,232)        39,768
                                                 ----------       --------        -------       --------        -------

Net loss,  February 28, 2011                                                                     (17,753)       (17,753)
                                                 ----------       --------        -------       --------        -------

BALANCE, FEBRUARY 28, 2011                       $6,300,000       $  6,300         71,700        (55,985)        22,015
                                                 ==========       ========        =======       ========        =======


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                               January 22, 2007
                                                                                                                 (inception)
                                                                            Year Ended         Year Ended          through
                                                                           February 28,       February 28,       February 28,
                                                                              2011               2010               2011
                                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $(17,753)          $(17,694)          $(55,985)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                           1,740             (1,610)             1,740
    Deposit                                                                  (29,970)                --            (29,970)
                                                                            --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (45,983)           (19,304)           (84,215)
                                                                            --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --                 --                 --
                                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                                15,000                 --             15,000
  Issuance of common stock                                                        --                 --             78,000
                                                                            --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                15,000                 --             93,000
                                                                            --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                              (30,983)           (19,304)             8,785

CASH AT BEGINNING OF PERIOD                                                   39,768             59,072                 --
                                                                            --------           --------           --------

CASH AT END OF YEAR                                                         $  8,785           $ 39,768           $  8,785
                                                                            ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                                  $     --           $     --           $     --
                                                                            ========           ========           ========
  Income Taxes                                                              $     --           $     --           $     --
                                                                            ========           ========           ========


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Massey Exploration Corp. (the Company) was incorporated under the laws of the State of Nevada on January 22, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company completed limited exploration activities and has recently signed a letter of intent to merge with a bio fuel company.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to February 28, 2011 and generated a net loss of $55,985. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses. Management does not believe that the company's current cash of $8,785 is sufficient to cover the expenses they will incur during the next twelve months without raising additional funding.

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

NOTE 7. INCOME TAXES

                                                          As of
                                                       February 28,
                                                          2011
                                                        --------
             Deferred tax assets:
               Net operating tax carryforwards          $ 55,985
               Tax rate                                       34%
                                                        --------
             Gross deferred tax assets                    19,035
             Valuation allowance                         (19,035)
                                                        --------

                  Net deferred tax assets               $      0
                                                        ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

NOTE 8. LOAN PAYABLE

As of February 28, 2011, the Company owed an unrelated party $15,000 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2012.

NOTE 9. NET OPERATING LOSSES

As of February 28, 2011, the Company has a net operating loss carryforward of approximately $55,985. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

NOTE 10. STOCK TRANSACTIONS

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

As of February 28, 2011 the Company had 6,300,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2011:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Massey Exploration, whose one year terms will expire 2/28/12, or at such a time as their successor(s) shall be elected and qualified are as follows:
                                                   Date First
Name & Address             Age     Position         Elected        Term Expires
--------------             ---     --------         -------        ------------

Michael Hawitt             49      President,       1/22/07          2/28/12
300, 508 24th Avenue SW            Secretary,
Calgary, Alberta                   Treasurer,
T2S 0K4                            CFO, CEO &
                                   Director

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

Mr. Hawitt earned a Bachelor's Degree in Economics from The University of British Columbia in 1984.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our sole executive officer and director has not been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person's involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such party's involvement in any type of business or securities activities.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Michael         2010     0          0           0           0          0             0            0          0
Hawitt,         2009     0          0           0           0          0             0            0          0
President,      2008     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Massey Exploration Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of                            No. of               Percentage
Beneficial Owner (1)               Shares              of Ownership
--------------------               ------              ------------

Michael Hawitt                   3,000,000                  47%
300, 508 24th Avenue SW
Calgary, Alberta
T2S 0K4

All Officers and                 3,000,000                  47%
Directors as a Group

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2011, the total fees charged to the company for audit services were $7,400 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended February 28, 2010, the total fees charged to the company for audit services were $7,100 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                       Description
------                       -----------
 3(i)*               Articles of Incorporation
 3(ii)*              Bylaws
31                   Sec. 302 Certification of CEO/CFO
32                   Sec. 906 Certification of CEO/CFO

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1, SEC File Number 333-150821, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on May 23, 2011.

                                        Massey Exploration Corp.


                                        /s/ Michael Hawitt
                                        ----------------------------------------
                                        By: Michael Hawitt
                                            (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following person in the capacities and date stated.


/s/ Michael Hawitt                                               May 23, 2011
----------------------------------------                         ------------
Michael Noble, President & Sole Director                            Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)