Form 10-Q
period 2011-05-31
MASSEY EXPLORATION CORP.
filed 2011-07-15
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

                        Commission file number 000-53724


                            MASSEY EXPLORATION CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of July 14, 2011

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended May 31, 2011 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                    May 31,          February 28,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,647           $  8,785
  Deposit                                                            29,970             29,970
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 33,617             38,755
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 33,617           $ 38,755
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $ 11,549           $  1,740
  Loan Payable                                                       15,188             15,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            26,737             16,740
                                                                   --------           --------

      TOTAL LIABILITIES                                              26,737             16,740
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and outstanding
   as of May 31, 2011 and February 28, 2011                           6,300              6,300
  Additional paid-in capital                                         71,700             71,700
  Deficit accumulated during exploration stage                      (71,120)           (55,985)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            6,880             22,015
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 33,617           $ 38,755
                                                                   ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                   January 22, 2007
                                          Three Months         Three Months          (inception)
                                             Ended                Ended                through
                                             May 31,              May 31,              May 31,
                                              2011                 2010                 2011
                                           ----------           ----------           ----------
REVENUES
  Profit Sharing                           $       --           $       --           $        7
                                           ----------           ----------           ----------
TOTAL REVENUES                                     --                   --                    7

EXPENSES
  Property Expenditures                            --                   --               15,450
  Professional Fees                            13,664                3,000               36,859
  General and Adminstrative                     1,471                  702               18,818
                                           ----------           ----------           ----------
TOTAL EXPENSES                                 15,135                3,702               71,127
                                           ----------           ----------           ----------

NET INCOME (LOSS)                          $  (15,135)          $   (3,702)          $  (71,120)
                                           ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE             $     0.00           $     0.00
                                           ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         6,300,000            6,300,000
                                           ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 22, 2007
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended             through
                                                                    May 31,            May 31,            May 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(15,135)          $ (3,702)          $(71,120)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                  9,809                 --             11,549
    Deposit                                                              --                 --            (29,970)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (5,326)            (3,702)           (89,540)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                          188                 --             15,188
  Issuance of common stock                                               --                 --             78,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           188                 --             93,188
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (5,138)            (3,702)             3,647

CASH AT BEGINNING OF PERIOD                                           8,785             39,768                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  3,647           $ 36,067           $  3,647
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to May 31, 2011 and generated a net loss of $71,120. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the company's current cash of $3,647 is sufficient to cover the expenses they will incur during the next twelve months without raising additional funding.

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

NOTE 7. INCOME TAXES

                                                             As of May 31, 2011
                                                             ------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 71,120
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   24,181
       Valuation allowance                                        (24,181)
                                                                 --------

       Net deferred tax assets                                   $      0
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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

NOTE 8. LOAN PAYABLE

As of May 31, 2011, the Company owed an unrelated party $15,188 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2012.

NOTE 9. NET OPERATING LOSSES

As of May 31, 2011, the Company has a net operating loss carryforward of approximately $71,120. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of May 31, 2011 the Company had 6,300,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2011:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,300,000 shares issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

NOTE 12. SUBSEQUENT EVENTS

Effective July 8, 2011, the Company merged with a wholly-owned subsidiary incorporated in the State of Delaware for the purpose of changing its corporate jurisdiction from the State of Nevada to the State of Delaware. In conjunction with the merger the Company increased its authorized common shares from 75,000,000 to 125,000,000. The Company also authorized the creation of a new class of 30,000,000 preferred shares, par value $.001 per share, ffor which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares.

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

We incurred operating expenses of $15,135 and $3,702 for the 3 months ended May 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through May 31, 2011 was $71,120.

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

The following table provides selected financial data about our company for the periods ended May 31, 2011 and 2010.

             Balance Sheet Data:           5/31/11          5/31/10
             -------------------           -------          -------

             Cash                          $ 3,647          $36,067
             Total assets                  $33,617          $36,067
             Total liabilities             $26,737          $     0
             Shareholders' equity          $ 6,880          $36,067

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2011 was $3,647 with $26,737 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure another property for exploration or pursue another business opportunity to enhance shareholder value. Total expenditures over the next 12 months are currently expected to be approximately $30,000.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On May 31, 2011, our board of directors approved an agreement and plan of merger to merge into with our wholly-owned subsidiary Massey Exploration Corp., a Delaware corporation and to carry out a continuance of our company from the State of Nevada to the State of Delaware.

On July 8, 2011, we filed articles of merger with the Nevada Secretary of State to effect the domicile change to the State of Delaware.

On July 8, 2011, we filed a certificate of merger with the Delaware Secretary of State to effect the domicile change to the State of Delaware.

In conjunction with the domicile change, our board of directors adopted a new certificate of incorporation under the laws of the State of Delaware to increase our authorized number of shares of common stock from 75,000,000 to 125,000,000 shares of common stock, with a par value of $0.001 and to create a class of 30,000,000 preferred shares, with a par value of $0.001.

Also in conjunction with the domicile change, our board of directors adopted new bylaws under the laws of the State of Delaware. The bylaws are attached, as
Exhibit 3.3, to our current report filed on Form 8-K with the Securities and Exchange Commission on July 13, 2011.

These amendments were approved on May 31, 2011 by 51.9% of the holders of our common stock by way of a written consent resolution. Our definitive Schedule 14C, Information Statement, was filed on June 17, 2011.

On July 11, 2011, the Financial Industry Regulatory Authority ("FINRA") processed our request to carry out a continuance from the State of Nevada to the State of Delaware. The domicile change has become effective with the Over-the-Counter Bulletin Board at the opening of trading on July 11, 2011 under our current symbol "MSXP".

ITEM 6. EXHIBITS

                                               Incorporated by Reference or
Exhibit No.        Exhibit                           Filed Herewith
-----------        -------                           --------------

  3.1        Articles of Incorporation       Incorporated by reference to the
                                             Form 8-K filed with the SEC on
                                             July 13, 2011, File No. 000-53724

  3.2        Bylaws                          Incorporated by reference to the
                                             Form 8-K filed with the SEC on
                                             July 13, 2011, File No. 000-53724

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

July 14, 2011            Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)