Form 10-Q
period 2011-08-31
MASSEY EXPLORATION CORP.
filed 2011-10-14
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of October 13, 2011

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended August 31, 2011 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                              As of                As of
                                                                            August 31,          February 28,
                                                                               2011                 2011
                                                                            ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    2,373           $    8,785
  Deposit                                                                           --               29,970
                                                                            ----------           ----------
TOTAL CURRENT ASSETS                                                             2,373               38,755
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $    2,373           $   38,755
                                                                            ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $   87,569           $    1,740
  Loan Payable                                                                  15,375               15,000
                                                                            ----------           ----------
TOTAL CURRENT LIABILITIES                                                      102,944               16,740
                                                                            ----------           ----------

      TOTAL LIABILITIES                                                        102,944               16,740
                                                                            ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of May 31, 2011 and February 28, 2011
  Common stock, ($0.001 par value, 125,000,000 shares authorized;
   6,300,000 shares issued and outstanding as of August 31, 2011
   and February 28, 2011                                                         6,300                6,300
  Additional paid-in capital                                                    71,700               71,700
  Deficit accumulated during exploration stage                                (178,571)             (55,985)
                                                                            ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                    (100,571)              22,015
                                                                            ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $    2,373           $   38,755
                                                                            ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                   January 22, 2007
                                  Three Months     Three Months      Six Months      Six Months       (inception)
                                     Ended            Ended            Ended           Ended           through
                                   August 31,       August 31,       August 31,      August 31,       August 31,
                                      2011             2010             2011            2010             2011
                                   ----------       ----------       ----------      ----------       ----------
REVENUES
  Profit Sharing                   $       --       $       --       $       --      $       --       $        7
                                   ----------       ----------       ----------      ----------       ----------
TOTAL REVENUES                             --               --               --              --                7

EXPENSES
  Property Expenditures                    --               --               --              --           15,450
  Professional Fees                   106,374            1,400          120,038           4,400          143,233
  General and Adminstrative               889            7,825            2,172           8,526           19,520
  Interest Expense                        188               --              375              --              375
                                   ----------       ----------       ----------      ----------       ----------
TOTAL EXPENSES                        107,451            9,225          122,585          12,926          178,577
                                   ----------       ----------       ----------      ----------       ----------

NET INCOME (LOSS)                  $ (107,451)      $   (9,225)      $ (122,585)     $  (12,926)      $ (178,571)
                                   ==========       ==========       ==========      ==========       ==========

BASIC EARNING (LOSS) PER SHARE     $     0.02       $     0.00       $     0.02      $     0.00
                                   ==========       ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          6,300,000        6,300,000        6,300,000       6,300,000
                                   ==========       ==========       ==========      ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  January 22, 2007
                                                                  Six Months       Six Months       (inception)
                                                                    Ended            Ended            through
                                                                  August 31,       August 31,        August 31,
                                                                     2011             2010              2011
                                                                  ----------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (122,585)      $  (12,926)       $ (178,571)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                  85,829               --            87,569
    Deposit                                                           29,970               --                --
    Accrued interest                                                     375               --               375
                                                                  ----------       ----------        ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (6,412)         (12,926)          (90,627)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --               --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                            --               --            15,000
  Issuance of common stock                                                --               --            78,000
                                                                  ----------       ----------        ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --               --            93,000
                                                                  ----------       ----------        ----------

NET INCREASE (DECREASE) IN CASH                                       (6,412)         (12,926)            2,373

CASH AT BEGINNING OF PERIOD                                            8,785           39,768                --
                                                                  ----------       ----------        ----------

CASH AT END OF PERIOD                                             $    2,373       $   26,842        $    2,373
                                                                  ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --       $       --        $       --
                                                                  ==========       ==========        ==========

  Income Taxes                                                    $       --       $       --        $       --
                                                                  ==========       ==========        ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Massey Exploration Corp. (the Company) was incorporated under the laws of the State of Nevada on January 22, 2007. On July 8, 2011 the Company merged with its wholly-owned subsidiary, Massey Exploration Corp. for the purpose of re-domiciling to the state of Delaware. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to August 31, 2011 and generated a net loss of $178,571. This condition raises substantial doubt about the Company's ability to continue as a going concern. The company's current cash of $2,373 is not sufficient to cover the expenses they will incur during the next twelve months without raising additional funding.

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

NOTE 7. INCOME TAXES

                                                           As of August 31, 2011
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 178,571
       Tax rate                                                        34%
                                                                ---------
       Gross deferred tax assets                                   60,714
       Valuation allowance                                        (60,714)
                                                                ---------

       Net deferred tax assets                                  $       0
                                                                =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

NOTE 8. LOAN PAYABLE

As of August 31, 2011, the Company owed an unrelated party $15,375 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2012.

NOTE 9. NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carryforward of approximately $178,571. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of August 31, 2011 the Company had 6,300,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2011:

Preferred stock, $ 0.001 par value: 30,000,000 shares authorized; zero shares issued and outstanding. Common stock, $ 0.001 par value: 125,000,000 shares authorized; 6,300,000 shares issued and outstanding.

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

GENERAL

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

We incurred operating expenses of $107,451 and $9,225 for the three months ended August 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports.

We incurred operating expenses of $122,585 and $12,926 for the six months ended August 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports.

Our net loss from inception (January 22, 2007) through August 31, 2011 was $178,571.

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

The following table provides selected financial data about our company for the period ended August 31, 2011 and the year ended 2/28/11.

          Balance Sheet Data:            8/31/11             2/28/11
          -------------------            -------             -------

          Cash                          $   2,373           $  38,755
          Total assets                  $   2,373           $  38,755
          Total liabilities             $ 102,944           $  16,740
          Shareholders' equity          $(100,571)          $  22,015

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2011 was $2,373 with $102,944 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended August 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

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

  3.2        Bylaws                            Incorporated by reference to the
                                               Form 8-K filed with the SEC on
                                               July 13, 2011, File No. 000-53724

 31.1        Section 302 Certification         Filed herewith
             of Chief Executive Officer

 31.2        Section 302 Certification         Filed herewith
             of Chief Financial Officer

 32          Section 906 Certification         Filed herewith
             of Chief Executive Officer
             and Chief Financial Officer

101          Interactive data files pursuant   Filed herewith
             to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2011         Massey Exploration Corp.


                             /s/ Michael Hawitt
                             ---------------------------------------------------
                         By: Michael Hawitt
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)