Form 10-Q
period 2011-11-30
MASSEY EXPLORATION CORP.
filed 2012-01-17
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of January 9, 2012

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2011 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                              As of                As of
                                                                           November 30,         February 28,
                                                                              2011                 2011
                                                                           ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $      610           $    8,785
  Deposit                                                                          --               29,970
                                                                           ----------           ----------
      TOTAL CURRENT ASSETS                                                        610               38,755
                                                                           ----------           ----------

      TOTAL ASSETS                                                         $      610           $   38,755
                                                                           ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $   85,692           $    1,740
  Loan Payable                                                                 15,563               15,000
  Loan Payable - Related Party                                                  3,771                   --
                                                                           ----------           ----------
      TOTAL CURRENT LIABILITIES                                               105,026               16,740
                                                                           ----------           ----------
      TOTAL LIABILITIES                                                       105,026               16,740
                                                                           ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares
   authorized, zero and zero shares issued and outstanding
   as of November 30, 2011 and February 28, 2011
  Common stock, ($0.001 par value, 125,000,000 shares authorized;
   6,300,000 shares issued and outstanding as of
   November 30, 2011 and February 28, 2011                                      6,300                6,300
  Additional paid-in capital                                                   71,700               71,700
  Deficit accumulated during exploration stage                               (182,417)             (55,985)
                                                                           ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                             (104,417)              22,015
                                                                           ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $      610           $   38,755
                                                                           ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                      January 22, 2007
                                    Three Months     Three Months      Nine Months      Nine Months      (inception)
                                       Ended            Ended            Ended            Ended            through
                                     November 30,     November 30,     November 30,     November 30,     November 30,
                                        2011             2010             2011             2010             2011
                                     ----------       ----------       ----------       ----------       ----------
REVENUES
  Profit Sharing                     $       --       $       --       $       --       $       --       $        7
                                     ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                               --               --               --               --                7

EXPENSES
  Property Expenditures                      --               --               --               --           15,450
  Professional Fees                       2,004            1,500          122,042            5,900          145,236
  General and Adminstrative               1,655            1,475            3,827           10,001           21,175
  Interest Expense                          188               --              563               --              563
                                     ----------       ----------       ----------       ----------       ----------
TOTAL EXPENSES                            3,846            2,975          126,432           15,901          182,423
                                     ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                    $   (3,846)      $   (2,975)      $ (126,432)      $  (15,901)      $ (182,417)
                                     ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE       $     0.00       $     0.00       $     0.02       $     0.00
                                     ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            6,300,000        6,300,000        6,300,000        6,300,000
                                     ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                               January 22, 2007
                                                                        Nine Months          Nine Months          (inception)
                                                                          Ended                Ended                through
                                                                        November 30,         November 30,         November 30,
                                                                           2011                 2010                 2011
                                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (126,432)          $  (15,901)          $ (182,417)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                        83,952                  240               85,692
    Deposit                                                                 29,970                   --                   --
    Accrued interest                                                           563                   --                  563
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (11,947)             (15,661)             (96,162)
                                                                        ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                   --                   --
                                                                        ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                                  --                   --               15,000
  Loan Payable - Related Party                                               3,771                   --                3,771
  Issuance of common stock                                                      --                   --               78,000
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               3,771                   --               96,771
                                                                        ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH                                             (8,176)             (15,661)                 610

CASH AT BEGINNING OF PERIOD                                                  8,785               39,768                   --
                                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                                   $      610           $   24,107           $      610
                                                                        ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                              $       --           $       --           $       --
                                                                        ==========           ==========           ==========
  Income Taxes                                                          $       --           $       --           $       --
                                                                        ==========           ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to November 30, 2011 and generated a net loss of $182,417. This condition raises substantial doubt about the Company's ability to continue as a going concern. The company's current cash of $610 is not sufficient to cover the expenses they will incur during the next twelve months without raising additional funding.

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

As of November 30, 2011, $3,771 is owed to Michael Hawitt and is non interest bearing with no specific repayment terms.

NOTE 7. INCOME TAXES

                                                         As of November 30, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 182,417
       Tax rate                                                        34%
                                                                ---------
     Gross deferred tax assets                                     62,022
     Valuation allowance                                          (62,022)
                                                                ---------

     Net deferred tax assets                                    $       0
                                                                =========

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. LOAN PAYABLE

As of November 30, 2011, the Company owed an unrelated party $15,563 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2012.

NOTE 9. NET OPERATING LOSSES

As of November 30, 2011, the Company has a net operating loss carryforward of approximately $182,417. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of November 30, 2011 the Company had 6,300,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2011:

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

We incurred operating expenses of $3,846 and $2,975 for the three months ended November 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports.

We incurred operating expenses of $126,432 and $15,901 for the nine months ended November 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports.

Our net loss from inception (January 22, 2007) through November 30, 2011 was $182,417.

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

The following table provides selected financial data about our company for the period ended November 30, 2011 and the year ended 2/28/11.

     Balance Sheet Data:                     11/30/11              2/28/11
     -------------------                     --------              -------
     Cash                                   $     610             $  38,755
     Total assets                           $     610             $  38,755
     Total liabilities                      $ 105,026             $  16,740
     Shareholders' equity                   $(104,417)            $  22,015

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2011 was $610 with $105,026 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended November 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

                                                  Incorporated by Reference
Exhibit No.        Exhibit                            or Filed Herewith
-----------        -------                            -----------------
 3.1          Articles of Incorporation          Incorporated by reference to
                                                 the Form 8-K filed with the SEC
                                                 on July 13, 2011, File No.
                                                 000-53724

 3.2          Bylaws                             Incorporated by reference to
                                                 the Form 8-K filed with the SEC
                                                 on July 13, 2011, File No.
                                                 000-53724

31.1          Section 302 Certification of       Filed herewith
              Chief Executive Officer

31.2          Section 302 Certification of       Filed herewith
              Chief Financial Officer

32            Section 906 Certification of       Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

101           Interactive data files pursuant    Filed herewith
              to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 9, 2012                    Massey Exploration Corp.


                                       /s/ Michael Hawitt
                                       --------------------------------------
                                   By: Michael Hawitt
                                       (Chief Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer,
                                       President, Secretary, Treasurer &
                                       Sole Director)