Form 10-K
period 2012-02-29
MASSEY EXPLORATION CORP.
filed 2012-05-29
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2012

                        Commission file number 000-53724


                            Massey Exploration Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                                 N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               49 Medford Place SW
                            Calgary, Alberta T2T 4C1
               (Address of Principal Executive Offices & Zip Code)

                                  (403)228-9909
                               (Telephone Number)

                             300,508 24th Avenue SW
                            Calgary, Alberta T2S 0K4
           (Former Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of May 24, 2012, the registrant had 6,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 24, 2012.

                            MASSEY EXPLORATION CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                         5
Item 2.  Properties                                                           7
Item 3.  Legal Proceedings                                                    7
Item 4.  Mine Safety Disclosures                                              7

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            7
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9
Item 8.  Financial Statements and Supplementary Data                         11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                21
Item 9A. Controls and Procedures                                             21

                                    Part III

Item 10. Directors and Executive Officers                                    23
Item 11. Executive Compensation                                              25
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                         26
Item 13. Certain Relationships and Related Transactions                      26
Item 14. Principal Accounting Fees and Services                              27

                                     Part IV

Item 15. Exhibits                                                            28

Signatures                                                                   28

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2007 and we have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $185,366 from inception to February 29, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

We incurred operating expenses of $129,381 and $17,753 for the years ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through February 29, 2012 was $185,366, with $15,450 of that being exploration costs.

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

As of February 29, 2012, the Company owed an unrelated party $15,750 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 29, 2012 was $365 with $107,731 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Massey Exploration Corp.

I have audited the accompanying balance sheets of Massey Exploration Corp. (An Exploration Stage Company) as of February 29, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended February 29, 2012 and 2011 and for the period from January 22 2007 (inception), to February 29, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massey Exploration Corp., (An Exploration Stage Company) as of February 29, 2012 and 2011, and the results of its operations and cash flows for the years ended February 29, 2012 and 2011 and the period from January 22, 2007 (inception), to February 29, 2012 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
------------------------------
George Stewart
Seattle, Washington
May 14, 2012

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                              As of                As of
                                                                           February 29,         February 28,
                                                                               2012                 2011
                                                                            ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $      365           $    8,785
  Deposit                                                                           --               29,970
                                                                            ----------           ----------
      TOTAL CURRENT ASSETS                                                         365               38,755
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $      365           $   38,755
                                                                            ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $   86,209           $    1,740
  Loan Payable                                                                  15,750               15,000
  Loan Payable - Related Party                                                   5,771                   --
                                                                            ----------           ----------
      TOTAL CURRENT LIABILITIES                                                107,731               16,740
                                                                            ----------           ----------
      TOTAL LIABILITIES                                                        107,731               16,740
                                                                            ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of
   November 30, 2011 and February 28, 2011
  Common stock, $0.001 par value, 125,000,000 shares authorized;
   6,300,000 shares issued and oustanding as of
   February 29, 2012 and February 28, 2011                                       6,300                6,300
  Additional paid-in capital                                                    71,700               71,700
  Deficit accumulated during exploration stage                                (185,366)             (55,985)
                                                                            ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                              (107,366)              22,015
                                                                            ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $      365           $   38,755
                                                                            ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  January 22, 2007
                                                                                    (inception)
                                           Year Ended           Year Ended            through
                                          February 29,         February 28,         February 29,
                                              2012                 2011                 2012
                                           ----------           ----------           ----------
REVENUES
  Profit Sharing                           $       --           $       --           $        7
                                           ----------           ----------           ----------
TOTAL REVENUES                                     --                   --                    7

EXPENSES
  Property Expenditures                            --                   --               15,450
  Professional Fees                           123,979                7,400              147,173
  General and Adminstrative                     4,652               10,353               21,999
  Interest Expense                                750                   --                  750
                                           ----------           ----------           ----------
TOTAL EXPENSES                                129,381               17,753              185,373
                                           ----------           ----------           ----------

NET INCOME (LOSS)                          $ (129,381)          $  (17,753)          $ (185,366)
                                           ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE             $     0.02           $     0.00
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         6,300,000            6,300,000
                                           ==========           ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 22, 2007 (Inception) through February 29, 2012
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Common        Additional      During
                                                   Common          Stock          Paid-in      Exploration
                                                   Stock           Amount         Capital         Stage          Total
                                                   -----           ------         -------         -----          -----
BALANCE, JANUARY 22, 2007                                --       $     --        $    --       $      --      $     --
                                                 ----------       --------        -------       ---------      ---------
Stock issued for cash on November 14, 2007
 @ $0.004 per share                               1,000,000          1,000          3,000                          4,000

Stock issued for cash on January 30, 2008
 @ $0.004 per share                               2,000,000          2,000          6,000                          8,000

Net loss,  February 29, 2008                                                                       (4,000)        (4,000)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2008                        3,000,000          3,000          9,000          (4,000)         8,000
                                                 ----------       --------        -------       ---------      ---------
Stock issued for cash on December 16, 2008
 @ $0.02 per share                                3,300,000          3,300         62,700                         66,000

Net loss,  February 29, 2009                                                                      (16,538)       (16,538)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2009                        6,300,000          6,300         71,700         (20,538)        57,462
                                                 ----------       --------        -------       ---------      ---------

Net loss,  February 29, 2010                                                                      (17,694)       (17,694)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2010                        6,300,000          6,300         71,700         (38,232)        39,768
                                                 ----------       --------        -------       ---------      ---------

Net loss,  February 28, 2011                                                                      (17,753)       (17,753)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 28, 2011                        6,300,000          6,300         71,700         (55,985)        22,015
                                                 ----------       --------        -------       ---------      ---------

Net loss,  February 29, 2012                                                                     (129,381)      (129,381)
                                                 ----------       --------        -------       ---------      ---------

BALANCE, FEBRUARY 29, 2012                        6,300,000       $  6,300        $71,700       $(185,366)     $(107,366)
                                                 ==========       ========        =======       =========      =========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          January 22, 2007
                                                                                                            (inception)
                                                                        Year Ended         Year Ended         through
                                                                       February 29,       February 28,      February 29,
                                                                           2012               2011              2012
                                                                        ----------         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (129,381)        $  (17,753)       $ (185,366)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                        84,469              1,740            86,209
    Deposit                                                                 29,970            (29,970)               --
                                                                        ----------         ----------        ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (14,942)           (45,983)          (99,157)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                 --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                                 750             15,000            15,750
  Loan Payable - Related Party                                               5,771                 --             5,771
  Issuance of common stock                                                      --                 --            78,000
                                                                        ----------         ----------        ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               6,521             15,000            99,521
                                                                        ----------         ----------        ----------
NET INCREASE (DECREASE) IN CASH                                             (8,420)           (30,983)              365
CASH AT BEGINNING OF PERIOD                                                  8,785             39,768                --
                                                                        ----------         ----------        ----------

CASH AT END OF YEAR                                                     $      365         $    8,785        $      365
                                                                        ==========         ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $       --         $       --        $       --
                                                                        ==========         ==========        ==========
  Income Taxes                                                          $       --         $       --        $       --
                                                                        ==========         ==========        ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

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

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2007 (date of inception) to February 29, 2012 and generated a net loss of $185,366. This condition raises substantial doubt about the Company's ability to continue as a going concern. The company's current cash of $365 is not sufficient to cover the expenses they will incur during the next twelve months without raising additional funding.

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

As of February 29, 2012, $5,771 is owed to Michael Hawitt and is non interest bearing with no specific repayment terms.

NOTE 7. INCOME TAXES

                                                         As of February 29, 2012
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 185,366
       Tax rate                                                        34%
                                                                ---------
     Gross deferred tax assets                                     63,024
     Valuation allowance                                          (63,024)
                                                                ---------

     Net deferred tax assets                                    $       0
                                                                =========

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. LOAN PAYABLE

As of February 29, 2012, the Company owed an unrelated party $15,750 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2013.

NOTE 9. NET OPERATING LOSSES

As of February 29, 2012, the Company has a net operating loss carryforward of approximately $185,366. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of February 29, 2012, the Company had 6,300,000 shares of common stock issued and outstanding.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2012:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 29, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Massey Exploration, whose one year terms will expire 2/28/13, or at such a time as their successor(s) shall be elected and qualified are as follows:

                                                Date First
Name & Address         Age       Position        Elected         Term Expires
--------------         ---       --------        -------         ------------
Michael Hawitt         49        President,      1/22/07           2/28/13
49 Medford Place SW              Secretary,
Calgary, Alberta                 Treasurer,
T2T 4C1                          CFO, CEO &
                                 Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Michael         2012     0          0           0           0          0             0            0          0
Hawitt,         2011     0          0           0           0          0             0            0          0
President,      2010     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 29, 2012, the total fees charged to the company for audit services were $7,600 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended February 28, 2011, the total fees charged to the company for audit services were $7,400 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                             Description
------                             -----------
*3(i)         Articles of Incorporation
*3(ii)        Bylaws
31            Sec. 302 Certification of CEO/CFO
32            Sec. 906 Certification of CEO/CFO
101           Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1, SEC File Number 333-150821, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on May 29, 2012.

                                         Massey Exploration Corp.


                                             /s/ Michael Hawitt
                                             -----------------------------------
                                         By: Michael Hawitt
                                             (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following person in the capacities and date stated.


/s/ Michael Hawitt                                                  May 29, 2012
----------------------------------------                            ------------
Michael Noble, President & Sole Director                                Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)