Form 10-Q
period 2012-05-31
MASSEY EXPLORATION CORP.
filed 2012-07-19
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY  31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of July 19, 2012

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended May 31, 2012 immediately follow.

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                     May 31,            February 29,
                                                                      2012                 2012
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      350           $      365
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                                350                  365
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $      350           $      365
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $   90,629           $   86,209
  Loan Payable                                                         15,938               15,750
  Loan Payable - Related Party                                          5,771                5,771
                                                                   ----------           ----------
      TOTAL CURRENT LIABILITIES                                       112,338              107,731
                                                                   ----------           ----------
      TOTAL LIABILITIES                                               112,338              107,731
                                                                   ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,300,000 shares issued and outstanding
   as of May 31, 2012 and February 28, 2012                             6,300                6,300
  Additional paid-in capital                                           71,700               71,700
  Deficit accumulated during exploration stage                       (189,988)            (185,366)
                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                     (111,988)            (107,366)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $      350           $      365
                                                                   ==========           ==========


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                          January 22, 2007
                                       Three Months      Three Months       (inception)
                                          Ended             Ended             through
                                          May 31,           May 31,           May 31,
                                           2012              2011              2012
                                        ----------        ----------        ----------
REVENUES
  Profit Sharing                        $       --        $       --        $        7
                                        ----------        ----------        ----------
TOTAL REVENUES                                  --                --                 7

EXPENSES
  Property Expenditures                     15,450
  Professional Fees                          3,414            13,664           150,588
  General and Adminstrative                  1,020             1,471            23,019
  Interest Expense                             188               938
                                        ----------        ----------        ----------
TOTAL EXPENSES                               4,622            15,135           189,994
                                        ----------        ----------        ----------

NET INCOME (LOSS)                       $   (4,622)       $  (15,135)       $ (189,988)
                                        ==========        ==========        ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00        $     0.00
                                        ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,300,000         6,300,000
                                        ==========        ==========


                        See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           January 22, 2007
                                                                   Three Months         Three Months          (inception)
                                                                      Ended                Ended                through
                                                                      May 31,              May 31,              May 31,
                                                                       2012                 2011                 2012
                                                                    ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $   (4,622)          $  (15,135)          $ (189,988)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                     4,419                9,809               90,629
                                                                    ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (203)              (5,326)             (99,359)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                             188                  188               15,938
  Loan Payable - Related Party                                              --                   --                5,771
  Issuance of common stock                                                  --                   --               78,000
                                                                    ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             188                  188               99,709
                                                                    ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH                                            (15)              (5,138)                 350
CASH AT BEGINNING OF PERIOD                                                365                8,785                   --
                                                                    ----------           ----------           ----------

CASH AT END OF PERIOD                                               $      350           $    3,647           $      350
                                                                    ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                          $       --           $       --           $       --
                                                                    ==========           ==========           ==========
  Income Taxes                                                      $       --           $       --           $       --
                                                                    ==========           ==========           ==========


                       See Notes to Financial Statements

                            MASSEY EXPLORATION CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31. 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Massey Exploration Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Massey's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of May 31, 2012, Massey has not generated revenues and has accumulated losses since inception. The continuation of Massey as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Massey's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of May 31, 2012, the Company owed an unrelated party $15,938 for funds forwarded on behalf of the Company as a retainer for legal fees. The Loan bears interest of 5% per annum and the term expires on February 28, 2013.

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

We incurred operating expenses of $4,622 and $15,135 for the three months ended May 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports.

Our net loss from inception (January 22, 2007) through May 31, 2012 was
$189,988.

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

The following table provides selected financial data about our company for the period ended May 31, 2012 and the year ended February 28, 2012.

          Balance Sheet Data:            5/31/12             2/28/12
          -------------------            -------             -------
          Cash                          $     350           $     365
          Total assets                  $     350           $     365
          Total liabilities             $ 112,338           $ 107,731
          Shareholders' equity          $(111,988)          $(107,366)

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2012 was $350 with $112,338 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On July 9, 2012 the Company filed an Information Statement furnished by the Board of Directors of Massey Exploration Corp., a Delaware corporation ("we", "our", "us"), to the holders of record at the close of business on the record date, June 27, 2012 (Record Date) of our outstanding common stock, $0.001 par value per share, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. The Information Statement was furnished to such stockholders for the purpose of informing the stockholders in regards to:

     1. an amendment to our Articles of Incorporation to change our name from Massey Exploration Corp., to Nevada Gold Corp.; and

     2. a split of our current issued and outstanding common shares on the basis of 8.5 new common shares for 1 old common share.

          (collectively, the "Amendments").

Our Board of Directors approved the Amendments for the change in our name and the split of our common shares in order to enhance our corporation's ability to attract future financing and help effect a potential business combination.

Our Board of Directors unanimously approved the Amendments on June 27, 2012.

Subsequent to our Board of Directors' approval of the Amendments, the holder of the majority of the outstanding shares of our corporation gave us their written consent to the Amendments on June 27, 2012. Therefore, following the expiration of the twenty-day (20) period mandated by Rule 14c and the provisions of Section 242 of the Delaware General Corporation Law, our corporation will file Articles of Amendment to amend our Articles of Incorporation to give effect to the Amendments. We will not file the Articles of Amendment to our Articles of Incorporation to effect the Amendments until at least twenty (20) days after the filing and mailing of this Information Statement.

PROPOSAL #1 CHANGE OF NAME

ACTION AND EFFECT

On June 27, 2012, our Board of Directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles of Incorporation to change our name from "Massey Exploration Corp." to "Nevada Gold Corp.". To effect the name change we will file a Certificate of Amendment to our Certificate of Incorporation (the "Articles") with the Delaware Secretary of State. Concurrently with filing the Certificate of Amendment with the Delaware Secretary of State, we plan to notify the Financial Industry Regulatory Authority ("FINRA") of the proposed name change and to work with FINRA to obtain a new trading symbol for our common stock. We believe that the name "Massey Exploration Corp." no longer accurately reflects our operations and interests as we have switched our business focus to identify and acquire gold exploration properties in Nevada.

Shareholder approval for the name change and required amendment to our Articles was obtained by written consent of holders of 3,250,000 common shares of our company, representing approximately 51.5% of our issued and outstanding shares of common stock. The change in our name will not become effective until no less than twenty (20) days have passed after the Information Statement was first mailed to shareholders of our common stock, the appropriate filings have been made with the Delaware Secretary of State and until the name change is processed by FINRA.

PROPOSAL #2: STOCK SPLIT

ACTION AND EFFECT

On June 27, 2012, our Board of Directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, a forward split of our current issued and outstanding common shares on the basis of 8.5 new common shares for 1 old common share.

We will obtain a new CUSIP number for the common stock at the time of the stock split. We must provide FINRA at least ten (10) calendar days advance notice of the effective date of the stock split in compliance with Rule 10b-17 under the Securities Exchange Act of 1934.

The purpose of the stock split is to increase the liquidity of our stock and make our company more attractive for potential business combinations and financing.

Shareholder approval for the forward split and required amendment to our Articles was obtained by written consent of holders of 3,250,000 common shares of our company, representing approximately 51.5% of our issued and outstanding shares of common stock. The forward split will not become effective until no less than twenty (20) days have passed after this Information Statement is first mailed to shareholders of our common stock, the appropriate filings have been made with the Delaware Secretary of State and until the name change is processed by FINRA.

EFFECT ON SHAREHOLDERS

After the effective day of the proposed stock split, each stockholder will own an increased number of shares of our common stock. As of the Record Date, 6,300,000 shares of common stock, par value of $0.001, were issued and outstanding. Based on the number of shares issued and outstanding, we will have 53,550,000 shares outstanding, par value of $0.001, immediately following the completion of the stock split. Further, any outstanding options, warrants and rights as of the effective date that are subject to adjustment will be adjusted accordingly. These adjustments may include adjustments to the number of shares of common stock that may be obtained upon exercise or conversion of the securities, the applicable exercise or purchase price as well as other adjustments.

The proposed stock split will affect all common stockholders uniformly and will not affect any shareholders' percentage interest our common stock compared to other shareholders. We cannot predict the effect of any stock split upon the market price over an extended period and, in many cases the market value of a company's common stock following a split declines. We cannot assure you that the trading price of its common stock after the stock split will decrease exactly in inverse proportion to the increase in the number of shares of our common stock outstanding as a result of the stock split. The trading price of the common stock may change due to a variety of other factors, including our operating results and other factors related to our business and general market conditions.

After giving effect to this proposal, our capital structure will be as follows:

          Shares Authorized                               125,000,000
          Issued and Outstanding                           53,550,000
          Authorized and Reserved for Issuance                      0
          Authorized and Unreserved for Issuance           71,450,000

TAX EFFECT

The following discussion is a summary of the U.S. federal income tax consequences to a stockholder who exchanges shares pursuant to the stock split. This discussion is for general information only and is not intended to be a complete description of all potential tax consequences to a particular stockholder. Nor does it describe state, local or foreign tax consequences. Any written tax advice contained herein was not written or intended to be used (and cannot be used) by any taxpayer for the purpose of avoiding penalties that may be imposed under the U.S. Internal Revenue Code of 1986, as amended (the "Code").

This discussion is based on current provisions of the Code, Treasury regulations promulgated under the Code, Internal Revenue Service ("IRS") rulings and pronouncements, and judicial decisions now in effect, all of which are subject to change at any time by legislative, judicial or administrative action. Any such changes may be applied retroactively. We have not sought nor will we seek any rulings from the IRS with respect to the U.S. federal income tax consequences discussed below. The discussion below is not in any way binding on the IRS or the courts or in any way constitutes an assurance that the U.S. federal income tax consequences discussed herein will be accepted by the IRS or the courts.

We will not recognize any gain or loss for tax purposes as a result of the stock split. Furthermore, the stock split will not result in the recognition of gain or loss to our common stockholders. The holding period for the shares of common stock each stockholder receives will include the holding period of the shares exchanged in the stock split. The aggregate adjusted basis of the new shares of common stock will be equal to the aggregate adjusted basis of the old shares exchanged in the stock split.

Shareholders should consult their own tax advisors to know their individual federal, state, local and foreign tax consequences.

ITEM 6. EXHIBITS

                                                    Incorporated by
Exhibit No.      Exhibit                       Reference or Filed Herewith
-----------      -------                       ---------------------------
  3.1      Articles of Incorporation         Incorporated by reference to the
                                             Form 8-K filed with the SEC on
                                             July 13, 2011, File No. 000-53724

  3.2      Bylaws                            Incorporated  by  reference to the
                                             Form 8-K filed with the SEC on
                                             July 13, 2011, File No. 000-53724

 31.1      Section 302 Certification of
           Chief Executive Officer           Filed herewith


 31.2      Section 302 Certification of
           Chief Financial Officer           Filed herewith


 32        Section 906 Certification of
           Chief Executive Officer and
           Chief Financial Officer           Filed herewith


101        Interactive data files pursuant
           to Rule 405 of Regulation S-T.    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 19, 2012                          Massey Exploration Corp.


                                           /s/ Michael Hawitt
                                           -------------------------------------
                                       By: Michael Hawitt
                                           (Chief Executive Officer, Chief
                                           Financial Officer, Principal
                                           Accounting Officer, President,
                                           Secretary, Treasurer & Sole Director)