Form 10-Q
period 2012-08-31
Nevada Gold Corp.
filed 2012-10-19
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

                        Commission file number 000-53724


                                NEVADA GOLD CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                        2683 Via de la Valle, Suite G418
                                Del Mar, CA 92014
          (Address of principal executive offices, including zip code)

                                 (858) 367-9570
                     (Telephone number, including area code)

                            Massey Exploration Corp.
                             300,508 24th Avenue SW
                            Calgary, Alberta T2S 0K4
         (Former name and former address of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,000 shares as of October 19, 2012

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended August 31, 2012 immediately follow.

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of                As of
                                                                      August 31,          February 29,
                                                                         2012                 2012
                                                                      ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $      678           $      365
                                                                      ----------           ----------
TOTAL CURRENT ASSETS                                                         678                  365
                                                                      ----------           ----------

      TOTAL ASSETS                                                    $      678           $      365
                                                                      ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $   89,688           $   86,209
  Loan Payable                                                            66,125               15,750
  Loan Payable - Related Party                                            13,529                5,771
                                                                      ----------           ----------
TOTAL CURRENT LIABILITIES                                                169,342              107,731
                                                                      ----------           ----------

      TOTAL LIABILITIES                                                  169,342              107,731
                                                                      ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of August 31, 2012 and February 29, 2012
  Common stock, ($0.001 par value, 125,000,000 shares authorized;
   53,550,000 shares issued and outstanding as of August 31, 2012
   and February 29, 2012                                                  53,500               53,500
  Additional paid-in capital                                              24,450               24,450
  Deficit accumulated during exploration stage                          (246,664)            (185,366)
                                                                      ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                              (168,664)            (107,366)
                                                                      ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $      678           $      365
                                                                      ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                       January 22, 2007
                                  Three Months      Three Months       Six Months        Six Months      (inception)
                                     Ended             Ended             Ended             Ended           through
                                   August 31,        August 31,        August 31,        August 31,       August 31,
                                      2012              2011              2012              2011             2012
                                  ------------      ------------      ------------      ------------     ------------
REVENUES
  Profit Sharing                  $         --      $         --      $         --      $         --     $          7
                                  ------------      ------------      ------------      ------------     ------------
TOTAL REVENUES                              --                --                --                --                7

EXPENSES
   Property Expenditures                47,400                --            47,400                --           62,850
   Professional Fees                     4,440           106,374             7,854           120,038          155,027
   General and Adminstrative             4,649               889             5,669             2,172           27,668
   Interest Expense                        188               188               375               375            1,125
                                  ------------      ------------      ------------      ------------     ------------
TOTAL EXPENSES                          56,676           107,451            61,298           122,585          246,671
                                  ------------      ------------      ------------      ------------     ------------

NET INCOME (LOSS)                 $    (56,676)     $   (107,451)     $    (61,298)     $   (122,585)    $   (246,664)
                                  ============      ============      ============      ============     ============

BASIC EARNING (LOSS) PER SHARE    $       0.00      $       0.00      $       0.00      $       0.00
                                  ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          53,550,000        53,550,000        53,550,000        53,550,000
                                  ============      ============      ============      ============


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 22, 2007
                                                                  Six Months           Six Months          (inception)
                                                                    Ended                Ended               through
                                                                  August 31,           August 31,           August 31,
                                                                     2012                 2011                 2012
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (61,298)          $ (122,585)          $ (246,664)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                   3,479               85,829               89,688
    Deposit                                                               --               29,970                   --
    Accrued interest                                                     375                  375                1,125
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (57,444)              (6,412)            (155,851)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                        50,000                   --               65,000
  Loan Payable - Related Party                                         7,757                   --               13,529
  Issuance of common stock                                                --                   --               78,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         57,757                   --              156,529
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                          313               (6,412)                 678

CASH AT BEGINNING OF PERIOD                                              365                8,785                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $      678           $    2,373           $      678
                                                                  ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31. 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nevada Gold Corp. (formerly, Massey Exploration Corp. the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of August 31, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of August 31, 2012, the Company owes two unrelated parties a total of $66,125. The first note was for f$15,000 forwarded on behalf of the Company as a retainer for legal fees. The note bears interest of 5% per annum and the term expires on February 28, 2013. The second note for $50,000 bears interest at a rate of 10% per annum and has no maturity date.

NOTE 4. STOCK TRANSACTIONS

On July 27, 2012 the Company effected an 8.5 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for eight and one half post-split shares of common stock. The Company's post-split authorized capital remains unchanged at 75,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

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

GENERAL

On May 31, 2011, our board of directors approved an agreement and plan of merger to merge into our wholly-owned subsidiary Massey Exploration Corp., a Delaware corporation and to carry out a continuance of our company from the State of Nevada to the State of Delaware.

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

Effective July 20, 2012, Michael Hawitt resigned as president, secretary, treasurer, chief executive officer, chief financial officer and as director of our company. Mr. Hawitt's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Concurrently with Mr. Hawitt's resignation, we appointed Merrill W. Moses as president, secretary, treasurer, chief executive officer, chief financial officer and as director of our company, effective July 20, 2012. In addition, we also appointed Charles C. Hooper as vice president of our company. Also effective July 20, 2012, we increased the number of directors on our board of directors to two (2) and appointed Charles C. Hooper as a member to our company's board of directors.

On July 23, 2012, the Delaware Secretary of State accepted for filing of a Certificate of Amendment to our Certificate of Incorporation to change our name from Massey Exploration Corp. to Nevada Gold Corp. and to effect a forward split of our issued and outstanding shares of common stock on the basis of 8.5 new for one (1) old, effective July 27, 2012. As a result, our issued and outstanding shares of common stock will increase from 6,300,000 to 53,550,000 shares of common stock, par value of $0.001. Our authorized share capital will remain the same. The Certificate of Amendment is as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.

The name change and the forward split were approved on June 27, 2012 by our board of directors and 51.5% of the holders of our common stock by way of a written consent resolution.

Effective July 27, 2012, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we changed our name from Massey Exploration Corp. to Nevada Gold Corp. and effected a forward split of our issued and outstanding shares of common stock on a 8.5 new for one (1) old basis, such that, our issued and outstanding shares of common stock increased from 6,300,000 to 53,550,000 shares of common stock, par value of $0.001. Our authorized capital remains at 75,000,000 common shares of common stock, par value of $0.001.

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 27, 2012. A new symbol, NVGC, was issued by FINRA.

Effective August 8, 2012, Nevada Gold Corp. entered into an option agreement with Development Resources LLC, a Utah LLC ("Development Resources"), wherein we wish to acquire an interest in four sections (2,560 acres), consisting of approximately 120 BLM mineral lease claims from Development Resources for the purpose of exploration for gold, silver and other mineralization deposits (the "Property").

The Property consists of BLM mineral lease claims group for a total of 120 claims located on Sections 5, 6, 7 and 8 in Township 33N and Range 64E with Meridian MDR&M. We also have an option to acquire a similar interest in and to an additional 4 sections of 2,650 acres of approximately 120 claims held by Development Resources for a period of one year from the effective date.

In order for us to exercise the option, we are required to pay $125,000 to Development Resources by November 15, 2012.

In addition, pursuant to terms of the option agreement, we were required to pay $47,400 to Development Resources no later than August 14, 2012 for the full county, state and BLM fees to keep the Property in good standing, for a period of one year, with all agencies by the required filing date of September 1, 2012. We are also required to issue an aggregate of 3,000,000 restricted shares of common stock after the property payment on $125,000 is made.

Upon the full payment of cash and the distribution of shares, we will acquire 51% interest free and clear in and to the Property from Development Resources.

The option agreement shall terminate at 12:01 pm on the 15th day following any non payment by us for the schedule of payments and/or delivery of the shares on a timely basis or any alternative payment acceptable to Development Resources has not been agreed to and paid to Development Resources by us.

The description of the Property contained in this Item 1.01 is a summary and is qualified in its entirety by reference to the copy of the option agreement is attached as an exhibit to a Form 8-K as filed with the Securities and Exchange Commission on August 8, 2012.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue. We incurred operating expenses of $56,676 and $107,451 for the three months ended August 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and periodic reports and property expenditures.

We incurred operating expenses of $61,298 and $122,585 for the six months ended August 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and periodic reports and property expenditures. Our net loss from inception (January 22, 2007) through August 31, 2012 was $246,664.

On November 14, 2007, the Company issued a total of 1,000,000 shares of common stock to its director at the time, Michael Hawitt, for cash in the amount of $0.004 per share for a total of $4,000. On January 30, 2008, the Company issued a total of 2,000,000 shares of common stock at $0.004 per share to Mr. Hawitt in exchange for an invoice paid on behalf of the Company in the amount of $8,000.

On December 16, 2008 the Company completed its "all or nothing" offering. Subscription agreements totaling 3,300,000 shares of common stock at $.02 per share, or $66,000 were received from 34 unrelated investors.

The following table provides selected financial data about our company for the period ended August 31, 2012 and the year ended February 28, 2012.

          Balance Sheet Data:            8/31/12              2/28/12
          -------------------            -------              -------

          Cash                          $     678           $     365
          Total assets                  $     678           $     365
          Total liabilities             $ 169,342           $ 107,731
          Shareholders' equity          $(168,664)          $(107,366)

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2012 was $678 with $169,342 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to carry out exploration on the new leased property.

The company has an option to acquire certain claims located the Long Canyon Gold Trend of Northern Nevada State. It is the company's intension to fulfill its option agreement with the vendor for cash and stock consideration as well as complete a phase one surface and air exploration program including soil samples, chip samples and grid work to seek drill targets and produce a geologists report for future work. The company will need to raise exploration funds to complete this work.

Total expenditures over the next 12 months are currently expected to be approximately $250,000.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, May 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended August 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

                                                     Incorporated by
Exhibit No.       Exhibit                       Reference or Filed Herewith
-----------       -------                       ---------------------------
  3.1       Articles of Incorporation         Incorporated by reference to the
                                              Form 8-K filed with the SEC on
                                              July 26, 2012, File No. 000-53724

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

October 19, 2012         Nevada Gold Corp.


                             /s/ Merrill W. Moses
                             ---------------------------------------------------
                         By: Merrill W. Moses
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)


                             /s/ Charles C. Hooper
                             ---------------------------------------------------
                         By: Charles C. Hoope
                             (Director)