Form 10-Q
period 2012-11-30
Nevada Gold Corp.
filed 2013-01-22
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,550,000 shares as of January 14, 2013

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended November 30, 2012 immediately follow.

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                          (Unaudited)           (Audited)
                                                                             As of                As of
                                                                          November 30,         February 29,
                                                                             2012                 2012
                                                                          ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $      529           $      365
                                                                          ----------           ----------

TOTAL CURRENT ASSETS                                                             529                  365
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $      529           $      365
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $   90,854           $   86,209
  Loan Payable                                                                67,563               15,750
  Loan Payable - Related Party                                                16,629                5,771
                                                                          ----------           ----------
TOTAL CURRENT LIABILITIES                                                    175,045              107,731
                                                                          ----------           ----------

      TOTAL LIABILITIES                                                      175,045              107,731
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of August 31, 2012 and February 29, 2012
  Common stock, ($0.001 par value, 125,000,000 shares authorized;
   53,550,000 shares issued and outstanding as of November 30, 2012
   and February 29, 2012                                                      53,550               53,550
  Additional paid-in capital                                                  24,450               24,450
  Deficit accumulated during exploration stage                              (252,516)            (185,366)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                  (174,516)            (107,366)
                                                                          ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $      529           $      365
                                                                          ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                       January 22, 2007
                                  Three Months      Three Months      Nine Months      Nine Months       (inception)
                                     Ended             Ended             Ended            Ended            through
                                  November 30,      November 30,      November 30,     November 30,      November 30,
                                      2012              2011              2012             2011              2012
                                  ------------      ------------      ------------     ------------      ------------
REVENUES
  Profit Sharing                  $         --      $         --      $         --     $         --      $          7
                                  ------------      ------------      ------------     ------------      ------------
TOTAL REVENUES                              --                --                --               --                 7

EXPENSES
  Property Expenditures                     --                --            47,400               --            62,850
  Professional Fees                      2,266             2,004            10,120          122,042           157,293
  General and Adminstrative              2,149             1,655             7,818            3,827            29,817
  Interest Expense                       1,438               188             1,813              563             2,563
                                  ------------      ------------      ------------     ------------      ------------
TOTAL EXPENSES                           5,853             3,846            67,151          126,432           252,523
                                  ------------      ------------      ------------     ------------      ------------

NET INCOME (LOSS)                 $     (5,853)     $     (3,846)     $    (67,151)    $   (126,432)     $   (252,516)
                                  ============      ============      ============     ============      ============

BASIC EARNING (LOSS) PER SHARE    $       0.00      $       0.00      $       0.00     $       0.00
                                  ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          53,550,000        53,550,000        53,550,000       53,550,000
                                  ============      ============      ============     ============


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 22, 2007
                                                                 Nine Months          Nine Months          (inception)
                                                                    Ended                Ended               through
                                                                 November 30,         November 30,         November 30,
                                                                     2012                 2011                 2012
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (67,151)          $ (126,432)          $ (252,516)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                   4,645               83,952               90,854
    Deposit                                                               --               29,970                   --
    Accrued interest                                                   1,813                  563                2,563
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (60,693)             (11,947)            (159,099)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                        50,000                   --               65,000
  Loan Payable - Related Party                                        10,857                3,771               16,629
  Issuance of common stock                                                --                   --               78,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         60,857                3,771              159,629
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                          164               (8,176)                 529

CASH AT BEGINNING OF PERIOD                                              365                8,785                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $      529           $      610           $      529
                                                                  ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2012


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nevada Gold Corp. (formerly, Massey Exploration Corp. the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of November 30, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of August 31, 2012, the Company owes two unrelated parties a total of $67,563. The first note was for f$15,000 forwarded on behalf of the Company as a retainer for legal fees. The note bears interest of 5% per annum and the term expires on February 28, 2013. The second note for $50,000 bears interest at a rate of 10% per annum and has no maturity date.

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

In order for us to exercise the option, we are required to pay $125,000 to Development Resources by July 1, 2013. We are also required to issue an aggregate of 3,000,000 restricted shares of common stock after the property payment of $125,000 is made.

In addition, pursuant to terms of the option agreement, we were required to pay $47,400 to Development Resources no later than August 14, 2012 for the full county, state and BLM fees to keep the Property in good standing, for a period of one year, with all agencies by the required filing date of September 1, 2012. All the required payments were made.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue. We incurred operating expenses of $5,853 and $3,846 for the three months ended November 30, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and periodic reports and property expenditures.

We incurred operating expenses of $67,151 and $126,432 for the nine months ended November 30, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and periodic reports and property expenditures. Our net loss from inception (January 22, 2007) through November 30, 2012 was $252,516.

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

The following table provides selected financial data about our company for the period ended November 30, 2012 and the year ended February 28, 2012.

          Balance Sheet Data:            11/30/12            2/28/12
          -------------------            --------            -------

          Cash                          $     529           $     365
          Total assets                  $     529           $     365
          Total liabilities             $ 175,045           $ 107,731
          Shareholders' equity          $(175,045)          $(107,366)

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2012 was $529 with $175,045 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended November 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

January 14, 2013         Nevada Gold Corp.


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