Form 10-K
period 2013-02-28
Nevada Gold Corp.
filed 2013-06-13
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2013

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

                        2683 Via de la Valle, Suite G418
                                Del Mar, CA 92014
               (Address of Principal Executive Offices & Zip Code)

                                 (858) 367-9570
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of June 13, 2013, the registrant had 53,550,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 13, 2013.

                                NEVADA GOLD CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  Removed and Reserved                                                8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 8.  Financial Statements and Supplementary Data                        12
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           22
Item 9A. Controls and Procedures                                            22

                                    Part III

Item 10. Directors and Executive Officers                                   24
Item 11. Executive Compensation                                             26
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    27
Item 13. Certain Relationships and Related Transactions                     28
Item 14. Principal Accounting Fees and Services                             28

                                     Part IV

Item 15. Exhibits                                                           29

Signatures                                                                  29

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

The option agreement shall terminate at 12:01 pm on the 15th day following any non-payment by us for the schedule of payments and/or delivery of the shares on a timely basis or any alternative payment acceptable to Development Resources has not been agreed to and paid to Development Resources by us.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We paid $47,400 in exploration costs during the year ended February 28, 2013.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Merrill W. Moses serves as president, secretary, treasurer, chief executive officer, chief financial officer and as director of our company, effective July 20, 2012. In addition Charles C. Hooper serves as vice president of our company.

Mr. Moses currently devotes 8 hours per week to company matters and he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company in the future. Mr. Hooper currently devotes 1 hour per week to company matters and he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company in the future. There are no formal employment agreements between the company and our current employees.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2007 and we have not realized any revenues from operations. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $257,373 from inception to February 28, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to bring to production a profitable mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 15% OF HIS TIME OR APPROXIMATELY EIGHT HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 15% of his time or eight hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration programs may be periodically interrupted or suspended.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 2683 Via de la Valle, Suite G418, Del Mar, CA 92014, which are the offices of our president and are provided to us free of charge. The telephone number is (858)367-9570. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities. Management believes the current premises are sufficient for its needs at this time.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are currently listed under the symbol "NVGC" on the Over the Counter Bulletin Board (OTCBB). To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. As of the date of this filing, there has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Nevada Gold Corp. had 35 shareholders of record. We have paid no cash dividends and have no outstanding options.

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

We incurred operating expenses of $72,007 and $129,381 for the years ended February 28, 2013 and February 29, 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (January 22, 2007) through February 28, 2013 was $257,373, with $62,850 of that being exploration costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2013 was $254 with $179,627 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nevada Gold Corp.

I have audited the accompanying balance sheets of Nevada Gold Corp. (An Exploration Stage Company) as of February 28, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years ended February 28, 2013 and 2012 and for the period from January 22 2007 (inception), to February 28, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold Corp., (An Exploration Stage Company) as of February 28, 2013 and 2012, and the results of its operations and cash flows for the years ended February 28, 2013 and 2012 and the period from January 22, 2007 (inception), to February 29, 2013 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
----------------------------------
Seattle, Washington
June 9, 2013

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of                As of
                                                                          February 28,         February 29,
                                                                              2013                 2012
                                                                           ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $      254           $      365
  Deposit                                                                          --                   --
                                                                           ----------           ----------
TOTAL CURRENT ASSETS                                                              254                  365
                                                                           ----------           ----------

      TOTAL ASSETS                                                         $      254           $      365
                                                                           ==========           ==========

         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $   87,934           $   86,209
  Loan Payable                                                                 67,563               15,750
  Loan Payable - Related Party                                                 24,130                5,771
                                                                           ----------           ----------
TOTAL CURRENT LIABILITIES                                                     179,627              107,731
                                                                           ----------           ----------

      TOTAL LIABILITIES                                                       179,627              107,731
                                                                           ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of February 28, 2013 and February 29, 2012
  Common stock, $0.001 par value, 125,000,000 shares authorized;
   53,550,000 shares issued and oustanding as of February 28, 2013
   and February 29, 2012                                                       53,550               53,550
  Additional paid-in capital                                                   24,450               24,450
  Deficit accumulated during exploration stage                               (257,373)            (185,366)
                                                                           ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                   (179,373)            (107,366)
                                                                           ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $      254           $      365
                                                                           ==========           ==========

                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    January 22, 2007
                                                                                      (inception)
                                         Year Ended             Year Ended              through
                                        February 28,           February 29,           February 28,
                                            2013                   2012                   2013
                                        ------------           ------------           ------------
REVENUES
  Profit Sharing                        $         --           $         --           $          7
                                        ------------           ------------           ------------
TOTAL REVENUES                                    --                     --                      7

EXPENSES
  Property Expenditures                       47,400                     --                 62,850
  Professional Fees                           14,860                123,979                162,033
  General and Adminstrative                    7,930                  4,652                 29,930
  Interest Expense                             1,817                    750                  2,567
                                        ------------           ------------           ------------
TOTAL EXPENSES                                72,007                129,381                257,380
                                        ------------           ------------           ------------

NET INCOME (LOSS)                       $    (72,007)          $   (129,381)          $   (257,373)
                                        ============           ============           ============

BASIC EARNING (LOSS) PER SHARE          $       0.00           $       0.00
                                        ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                53,550,000             53,550,000
                                        ============           ============


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 22, 2007 (Inception) through February 28, 2013
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Common        Additional      During
                                                   Common          Stock          Paid-in      Exploration
                                                   Stock           Amount         Capital         Stage          Total
                                                   -----           ------         -------         -----          -----
BALANCE, JANUARY 22, 2007                                --       $     --        $    --       $      --      $     --
                                                 ----------       --------        -------       ---------      ---------
Stock issued for cash on November 14, 2007
 @ $0.004 per share                               1,000,000          1,000          3,000                          4,000

Stock issued for cash on January 30, 2008
 @ $0.004 per share                               2,000,000          2,000          6,000                          8,000

Net loss, February 29, 2008                                                                        (4,000)        (4,000)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2008                        3,000,000          3,000          9,000          (4,000)         8,000
                                                 ----------       --------        -------       ---------      ---------
Stock issued for cash on December 16, 2008
 @ $0.02 per share                                3,300,000          3,300         62,700                         66,000

Net loss, February 29, 2009                                                                       (16,538)       (16,538)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2009                        6,300,000          6,300         71,700         (20,538)        57,462
                                                 ----------       --------        -------       ---------      ---------

Net loss, February 29, 2010                                                                       (17,694)       (17,694)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2010                        6,300,000          6,300         71,700         (38,232)        39,768
                                                 ----------       --------        -------       ---------      ---------

Net loss, February 28, 2011                                                                       (17,753)       (17,753)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 28, 2011                        6,300,000          6,300         71,700         (55,985)        22,015
                                                 ----------       --------        -------       ---------      ---------

Net loss, February 29, 2012                                                                      (129,381)      (129,381)
                                                 ----------       --------        -------       ---------      ---------
BALANCE, FEBRUARY 29, 2012                        6,300,000          6,300         71,700        (185,366)      (107,366)
                                                 ----------       --------        -------       ---------      ---------
8.5 for 1 forward stock split on
 July 27, 2012                                   47,250,000         47,250        (47,250)

Net loss, February 28, 2013                                                                       (72,007)       (72,007)
                                                 ----------       --------        -------       ---------      ---------

BALANCE, FEBRUARY 28, 2013                       53,550,000       $ 53,550        $24,450       $(257,373)     $(179,373)
                                                 ==========       ========        =======       =========      =========

                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 22, 2007
                                                                                                           (inception)
                                                                  Year Ended           Year Ended            through
                                                                 February 28,         February 29,         February 28,
                                                                     2013                 2012                 2013
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (72,007)          $ (129,381)          $ (257,373)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                   1,725               84,469               87,934
    Deposit                                                               --               29,970                   --
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (70,282)             (14,942)            (169,439)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                        51,812                  750               67,562
  Loan Payable - Related Party                                        18,359                5,771               24,131
  Issuance of common stock                                                --                   --               78,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         70,171                6,521              169,693
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                         (111)              (8,421)                 254

CASH AT BEGINNING OF PERIOD                                              365                8,785                   --
                                                                  ----------           ----------           ----------

CASH AT END OF YEAR                                               $      254           $      365           $      254
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nevada Gold Corp (formerly Massey Exploration Corp.) (the Company) was incorporated under the laws of the State of Nevada on January 22, 2007. On July 8, 2011 the Company merged with its wholly-owned subsidiary, Massey Exploration Corp. for the purpose of re-domiciling to the state of Delaware. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

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

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 22, 2007 (date of inception) to February 28, 2013 and generated a net loss of $257,373. This condition raises substantial doubt about the Company's ability to continue as a going concern. The company's current cash of $254 is not sufficient to cover the expenses they will incur during the next twelve months without raising additional funding.

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

As of February 28, 2013, $12,251 is owed to Michael Hawitt, a former officer and director, and is non interest bearing with no specific repayment terms.

As of February 28, 2013, $11,880 is owed to Merrill Moses, the current officer and director, and is non interest bearing with no specific repayment terms.

NOTE 7. INCOME TAXES

                                                         As of February 28, 2013
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 257,373
       Tax rate                                                        34%
                                                                ---------
       Gross deferred tax assets                                   87,507
       Valuation allowance                                        (87,507)
                                                                ---------

       Net deferred tax assets                                  $       0
                                                                =========

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. LOAN PAYABLE

As of February 28, 2013, the Company owes two unrelated parties a total of $67,563. The first note was for $15,000 forwarded on behalf of the Company as a retainer for legal fees. The note bears interest of 5% per annum and the term expires on February 28, 2014. The second note for $50,000 bears interest at a rate of 10% per annum and has no maturity date.

NOTE 9. NET OPERATING LOSSES

As of February 28, 2013, the Company has a net operating loss carryforward of approximately $257,373. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

Effective July 27, 2012, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we effected a forward split of our issued and outstanding shares of common stock on a 8.5 new for one (1) old basis, such that, our issued and outstanding shares of common stock increased from 6,300,000 to 53,550,000 shares of common stock, par value of $0.001.

As of February 28, 2013, the Company had 53,550,000 shares of common stock issued and outstanding.

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2013:

Preferred stock, $ 0.001 par value: 30,000,000 shares authorized; zero shares issued and outstanding.

Common stock, $ 0.001 par value: 125,000,000 shares authorized; 53,550,000 shares issued and outstanding.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Nevada Gold Corp., whose one year terms will expire 2/28/14, or at such a time as their successor(s) shall be elected and qualified are as follows:

                                                Date First
Name & Address         Age       Position        Elected         Term Expires
--------------         ---       --------        -------         ------------

Merrill W. Moses       59        President,      7/20/12           2/28/14
2683 Via de la Valle             Secretary,
Suite G418                       Treasurer,
Del Mar, CA  92014               CFO, CEO &
                                 Director

The foregoing person is a promoter of Nevada Gold Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Moses currently devotes 8 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

BACKGROUND INFORMATION

MERRILL MOSES has been the President, Secretary, Treasurer and a Director of Nevada Gold Corp. since July 20, 2012.

Mr. Moses was an originator of Jiffy Lube, a major automobile franchise, and was the president and chief executive officer of M&M Foods. In 1980, after participating in the establishment and operation of several public and private resource companies, Mr. Moses founded Intercontinental Oil and Research (ICOR), an independent oil and gas company he operated for a decade. ICOR ultimately arranged for the purchase of more than $100 million in developed and undeveloped oil and gas properties throughout the central and western United States, resulting in more than 100 billion cubic feet of natural gas and 20 million barrels of oil in the ground.

From 1994 to 2009, Mr. Moses founded and was the chief executive officer and bank president of Cambridge Financial Services, a mortgage banking firm in San Diego, California. Cambridge Financial Services employed more than 1,000 individuals and managed successful financing of more than $300 million dollars per year in mortgage financing for residential, construction and commercial projects in 47 states and two countries.

Since 1999, Mr. Moses has served as the chief executive officer and president of both Energy Pro Inc. and Dynamic Energy & Petroleum Inc., two oil and gas companies with a number of oil and gas leases in Montana and Oklahoma. His primary responsibility as the chief executive officer and president is making the company's overall strategic decisions and managing all aspects of the company.

Since 2002, he has been a member to the board of directors of Goldnev Resource Inc., a gas and oil shale public company whose shares trade on the TSX Venture Exchange under the symbol "GNZ". His duties and responsibilities as a director are to analyze, review, and develop business strategies. Mr. Moses graduated from Brigham Young University, majoring in finance and business in 1976.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our executive officer and director has not been the subject of:

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

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Merrill Moses.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Merrill         2013     0          0           0           0          0             0            0          0
Moses,          2012     0          0           0           0          0             0            0          0
President,
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Merrill        0               0              0           0           0           0            0           0            0
Moses,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Merrill Moses,      0          0          0             0               0               0             0
Director

There are no current employment agreements between the company and its executive officer.

Mr. Moses currently devotes approximately 8 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Nevada Gold Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

     Name of                      No. of              Percentage
Beneficial Owner (1)              Shares             of Ownership
--------------------              ------             ------------

Merrill Moses (1)                        0                0%

All Officers and
 Directors as a Group                    0                0%

Michael Hawitt                  25,500,000               47%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2007 Michael Hawitt, a director of the company at that time, purchased 2,000,000 shares of our common stock at $0.004 per share. In January 2008 he was issued an additional 1,000,000 shares valued at $0.004 per share in exchange for an invoice he paid on the company's behalf. Pursuant to the 8.5 forward share split in July 2012 Mr. Hawitt now owns 25,500,000 shares. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

Our offices, located at 2683 Via de la Valle, Suite G418, Del Mar, CA 92014, are also the offices of our president and are provided to us free of charge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2013, the total fees charged to the company for audit services were $7,300 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                             Description
------                             -----------
*3(i)         Articles of Incorporation
*3(ii)        Bylaws
31            Sec. 302 Certification of CEO/CFO
32            Sec. 906 Certification of CEO/CFO
**101         Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1, SEC File Number 333-150821, at the Securities and Exchange Commission website at www.sec.gov.

**   To be filed by amendment.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Del Mar, state of California, on June 13, 2013.

                                             Nevada Gold Corp.


                                             /s/ Merrill W. Moses
                                             -----------------------------------
                                         By: Merrill W. Moses
                                             (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following person in the capacities and date stated.


/s/ Merrill Moses                                              June 13, 2013
----------------------------------------                       -------------
Merrill Moses, President & Sole Director                            Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)