Form 10-Q
period 2013-05-31
Nevada Gold Corp.
filed 2013-07-15
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,550,000 shares as of July 15, 2013

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended May 31, 2013 immediately follow.

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                 As of
                                                                      May 31, 2013       February 28, 2013
                                                                      ------------       -----------------
                                                                       (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    4,104           $      254
  Deposit                                                                      --                   --
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                        4,104                  254
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $    4,104           $      254
                                                                       ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $   87,454           $   87,934
  Loan Payable                                                             67,563               67,563
  Loan Payable - Related Party                                             28,731               24,130
                                                                       ----------           ----------
TOTAL CURRENT LIABILITIES                                                 183,748              179,627
                                                                       ----------           ----------

      TOTAL LIABILITIES                                                   183,748              179,627
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of May 31, 2013 and February 28, 2013
  Common stock, $0.001 par value, 125,000,000 shares authorized;
   53,550,000 shares issued and oustanding as of May 31, 2013
   and February 28, 2013                                                   53,550               53,550
  Additional paid-in capital                                               24,450               24,450
  Deficit accumulated during exploration stage                           (257,643)            (257,373)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                               (179,643)            (179,373)
                                                                       ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $    4,104           $      254
                                                                       ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    January 22, 2007
                                        Three Months           Three Months           (inception)
                                           Ended                  Ended                 through
                                        May 31, 2013           May 31, 2012           May 31, 2013
                                        ------------           ------------           ------------
REVENUES
  Profit Sharing                        $         --           $         --           $          7
                                        ------------           ------------           ------------
TOTAL REVENUES                                    --                     --                      7

EXPENSES
  Property Expenditures                           --                     --                 62,850
  Professional Fees                              240                  3,414                162,273
  General and Adminstrative                       30                  1,020                 29,959
  Interest Expense                                --                    188                  2,567
                                        ------------           ------------           ------------
TOTAL EXPENSES                                   270                  4,622                257,650
                                        ------------           ------------           ------------

NET INCOME (LOSS)                       $       (270)          $     (4,622)          $   (257,643)
                                        ============           ============           ============

BASIC EARNING (LOSS) PER SHARE          $       0.00           $       0.00
                                        ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                53,550,000             53,550,000
                                        ============           ============


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        January 22, 2007
                                                                Three Months         Three Months         (inception)
                                                                   Ended                Ended               through
                                                                May 31, 2013         May 31, 2012         May 31, 2013
                                                                ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $     (270)          $   (4,622)          $ (257,643)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                   (480)               4,419               87,454
    Deposit                                                              --                   --                   --
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (750)                (203)            (170,189)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                           --                  188               67,563
  Loan Payable - Related Party                                        4,600                   --               28,731
  Issuance of common stock                                               --                   --               78,000
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         4,600                  188              174,293
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       3,850                  (15)               4,104

CASH AT BEGINNING OF PERIOD                                             254                  365                   --
                                                                 ----------           ----------           ----------

CASH AT END OF YEAR                                              $    4,104           $      350           $    4,104
                                                                 ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nevada Gold Corp. (formerly, Massey Exploration Corp. the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of May 31, 2013, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of May 31, 2013, the Company owes two unrelated parties a total of $67,563. The first note was for $15,000 forwarded on behalf of the Company as a retainer for legal fees. The note bears interest of 5% per annum and the term expires on February 28, 2013. The second note for $50,000 bears interest at a rate of 10% per annum and has no maturity date.

NOTE 4. NOTE PAYABLE - RELATED PARTY

As of May 31, 2013, $12,251 is owed to Michael Hawitt, a former officer and director, and is non-interest bearing with no specific repayment terms.

As of May 31, 2013, $16,480 is owed to Merrill Moses, the current officer and director, and is non-interest bearing with no specific repayment terms.

                                NEVADA GOLD CORP.
                          fka Massey Exploration Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2013
--------------------------------------------------------------------------------

NOTE 5. STOCK TRANSACTIONS

On May 23, 2013, in a private transaction, Merrill Moses purchased 13,000,000 shares of common stock from Michael Hawitt for US $10.00. The transaction results in Mr. Moses holding 24% of the Company's issued and outstanding common stock.

On May 23, 2013, in a private transaction, Cort Hooper purchased 6,500,000 shares of common stock from Michael Hawitt for US $10.00. The transaction results in Mr. Hooper holding 12% of the Company's issued and outstanding common stock.

The transactions noted above resulted in Mr. Hawitt holding 6,000,000 shares, or 11%, of the Company's issued and outstanding common stock.

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

On May 23, 2013, in a private transaction, Merrill Moses purchased 13,000,000 shares of common stock from Michael Hawitt, a former officer and director, for US $10.00. The transaction results in Mr. Moses holding 24% of the Company's issued and outstanding common stock.

On May 23, 2013, in a private transaction, Charles C. Hooper purchased 6,500,000 shares of common stock from Michael Hawitt, a former officer and director, for US $10.00. The transaction results in Mr. Hooper holding 12% of the Company's issued and outstanding common stock.

The transactions noted above resulted in Mr. Hawitt holding 6,000,000 shares, or 11%, of the Company's issued and outstanding common stock.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue. We incurred operating expenses of $270 and $4,622 for the three months ended May 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business. Our net loss from inception (January 22, 2007) through May 31, 2013 was $257,643.

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

The following table provides selected financial data about our company for the period ended May 31, 2013 and the year ended February 28, 2013.

          Balance Sheet Data:            5/31/13             2/28/13
          -------------------            -------             -------

          Cash                          $   4,104           $     254
          Total assets                  $   4,104           $     254
          Total liabilities             $ 183,748           $ 179,627
          Shareholders' equity          $(179,643)          $(179,373)

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2013 was $4,104 with $183,748 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 15, 2013             Nevada Gold Corp.


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