Form 10-Q
period 2013-08-31
Nevada Gold Corp.
filed 2013-10-15
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,550,000 shares as of October 15, 2013

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended August 31, 2013 immediately follow.

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                                   As of                As of
                                                                                 August 31,          February 28,
                                                                                    2013                 2013
                                                                                 ----------           ----------
                                                                                 (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                           $       14           $      254
                                                                                 ----------           ----------
TOTAL CURRENT ASSETS                                                                     14                  254
                                                                                 ----------           ----------

      TOTAL ASSETS                                                               $       14           $      254
                                                                                 ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                               $   87,454           $   87,934
  Loan Payable                                                                       67,563               67,563
  Loan Payable - Related Party                                                       28,731               24,130
                                                                                 ----------           ----------
TOTAL CURRENT LIABILITIES                                                           183,747              179,627
                                                                                 ----------           ----------

      TOTAL LIABILITIES                                                             183,747              179,627
                                                                                 ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and  zero  shares  issued  and  outstanding  as of May 31, 2011 and February 28, 2011
  Common  stock, ($0.001 par value, 125,000,000 shares authorized;
   53,550,000 shares issued and outstanding as of August 31, 2012 and
   February 29, 2012                                                                 53,550               53,550
  Additional paid-in capital                                                         24,450               24,450
  Deficit accumulated during exploration stage                                     (261,733)            (257,373)
                                                                                 ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                         (183,733)            (179,373)
                                                                                 ----------           ----------
      TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                                                $       14           $      254
                                                                                 ==========           ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       January 22, 2007
                                 Three Months      Three Months       Six Months        Six Months        (inception)
                                    Ended             Ended             Ended             Ended            through
                                  August 31,        August 31,        August 31,        August 31,        August 31,
                                     2013              2012              2013              2012              2013
                                 ------------      ------------      ------------      ------------      ------------
REVENUES
  Profit Sharing                 $         --      $         --      $         --      $         --      $          7
                                 ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                             --                --                --                --                 7

EXPENSES
  Property Expenditures                    --            47,400                --            47,400            62,850
  Professional Fees                     4,060             4,440             4,300             7,854           166,333
  General and Adminstrative                30             4,649                60             5,669            29,989
  Interest Expense                         --               188                --               375             2,567
                                 ------------      ------------      ------------      ------------      ------------
TOTAL EXPENSES                          4,090            56,676             4,360            61,298           261,740
                                 ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                $     (4,090)     $    (56,676)     $     (4,360)     $    (61,298)     $   (261,733)
                                 ============      ============      ============      ============      ============

BASIC EARNING (LOSS) PER SHARE   $       0.00      $       0.00      $       0.00      $       0.00
                                 ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         53,550,000        53,550,000        53,550,000        53,550,000
                                 ============      ============      ============      ============


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     January 22, 2007
                                                                  Six Months         Six Months         (inception)
                                                                    Ended              Ended             through
                                                                  August 31,         August 31,         August 31,
                                                                     2013               2012               2012
                                                                  ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (4,360)        $   (4,887)        $ (261,733)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                    (480)                --             87,454
    Deposit                                                               --                 --                 --
    Accrued interest                                                      --                 --                 --
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,840)            (4,887)          (174,279)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                            --                 --             67,563
  Loan Payable - Related Party                                         4,600              4,600             28,731
  Issuance of common stock                                                --                 --             78,000
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          4,600              4,600            174,293
                                                                  ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                         (240)              (287)                14

CASH AT BEGINNING OF PERIOD                                              254                370                 --
                                                                  ----------         ----------         ----------

CASH AT END OF PERIOD                                             $       14         $       84         $       14
                                                                  ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --         $       --         $       --
                                                                  ==========         ==========         ==========

  Income Taxes                                                    $       --         $       --         $       --
                                                                  ==========         ==========         ==========


                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of August 31, 2013, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of August 31, 2013, the Company owes two unrelated parties a total of $67,563. The first note was for $15,000 forwarded on behalf of the Company as a retainer for legal fees. The note bears interest of 5% per annum and the term expires on February 28, 2013. The second note for $50,000 bears interest at a rate of 10% per annum and has no maturity date.

NOTE 4. NOTE PAYABLE - RELATED PARTY

As of August 31, 2013, $12,251 is owed to Michael Hawitt, a former officer and director, and is non-interest bearing with no specific repayment terms.

As of August 31, 2013, $16,480 is owed to Merrill Moses, the current officer and director, and is non-interest bearing with no specific repayment terms.

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2013
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue. We incurred operating expenses of $4,090 and $56,676 for the three months ended August 31, 2013 and 2012, respectively. We incurred operating expenses of $4,360 and $61,298 for the six months ended August 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and in 2012 $47,400 in property expenditures. Our net loss from inception (January 22, 2007) through August 31, 2013 was $261,733.

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

The following table provides selected financial data about our company for the period ended August 31, 2013 and the year ended February 28, 2013.

          Balance Sheet Data:            8/31/13             2/28/13
          -------------------            -------             -------

          Cash                          $      14           $     254
          Total assets                  $      14           $     254
          Total liabilities             $ 183,747           $ 179,627
          Shareholders' equity          $(183,733)          $(179,373)

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2013 was $14 with $183,747 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended August 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 15, 2013         Nevada Gold Corp.


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