Form 10-Q
period 2013-11-30
Nevada Gold Corp.
filed 2014-01-21
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,550,000 shares as of January 21, 2014

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended November 30, 2013 immediately follow.

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                               As of                  As of
                                                                            November 30,           February 28,
                                                                                2013                   2013
                                                                            ------------           ------------
                                                                             (Unaudited)             (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $      5,180           $        254
  Prepaid Expense                                                                  2,700                     --
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                               7,880                    254

FIXED ASSETS
  Property (per Option Agreement)                                              3,845,000                     --
                                                                            ------------           ------------
TOTAL FIXED ASSETS                                                             3,845,000                     --
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $  3,852,880           $        254
                                                                            ============           ============

         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $     86,734           $     87,934
  Current Portion - Property Option                                              330,050                     --
  Loan Payable                                                                    67,563                 67,563
  Loan Payable - Related Party                                                    28,731                 24,130
  Loan Payable to Director                                                         3,975                     --
  Loans Payable - MacClellan                                                      77,514                     --
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                        594,566                179,627

LONG-TERM LIABILITIES
  Long Term Portion - Property Option                                          3,480,000                     --
                                                                            ------------           ------------
TOTAL LONG TERM LIABILITIES                                                    3,480,000                     --
                                                                            ------------           ------------

     TOTAL LIABILITIES                                                         4,074,566                179,627
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred Stock ,$0.001 par value, 30,000,000 shares authorized, zero and zero shares issued and outstanding as of November 30, 2013 and
   February 28, 2013
  Common stock, ($0.001 par value, 125,000,000 shares authorized;
   53,550,000 shares issued and outstanding as of November 30, 2013 and
   February 28, 2013                                                              53,550                 53,550
  Additional paid-in capital                                                      24,450                 24,450
  Deficit accumulated during exploration stage                                  (299,686)              (257,373)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                      (221,686)              (179,373)
                                                                            ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $  3,852,880           $        254
                                                                            ============           ============

                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         January 22, 2007
                                   Three Months      Three Months      Nine Months       Nine Months       (inception)
                                      Ended             Ended             Ended             Ended            through
                                   November 30,      November 30,      November 30,      November 30,      November 30,
                                       2013              2012              2013              2012              2013
                                   ------------      ------------      ------------      ------------      ------------
REVENUES
  Profit Sharing                   $         --      $         --      $         --      $         --      $          7
                                   ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                               --                --                --                --                 7

EXPENSES
  Property Expenditures                      --                --                --            47,400            62,850
  Professional Fees                      35,674             2,266            39,974            10,120           202,007
  General and Adminstrative               2,279             2,149             2,339             7,818            32,269
  Interest Expense                           --             1,438                --             1,813             2,567
                                   ------------      ------------      ------------      ------------      ------------
TOTAL EXPENSES                           37,953             5,853            42,313            67,151           299,693
                                   ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                  $    (37,953)     $     (5,853)     $    (42,313)     $    (67,151)     $   (299,686)
                                   ============      ============      ============      ============      ============

BASIC EARNING (LOSS) PER SHARE     $       0.00      $       0.00      $       0.00      $       0.00
                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           53,550,000        53,550,000        53,550,000        53,550,000
                                   ============      ============      ============      ============

                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        January 22, 2007
                                                                  Nine Months         Nine Months         (inception)
                                                                     Ended               Ended              through
                                                                  November 30,        November 30,        November 30,
                                                                      2013                2012                2013
                                                                  ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $    (42,313)       $    (67,151)       $   (299,686)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Prepaid Expenses                                                    (2,700)                 --              (2,700)
    Accounts Payable                                                    (1,200)              4,645              86,734
    Current Portion - Property Option                                  330,050                  --             330,050
                                                                  ------------        ------------        ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          283,837             (62,506)            114,398

CASH FLOWS FROM INVESTING ACTIVITIES
  Property (Per Option Agreement)                                   (3,845,000)                 --          (3,845,000)
                                                                  ------------        ------------        ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (3,845,000)                 --          (3,845,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                              --              51,813              67,563
  Loans Payable - MacClellan                                            77,514                  --              77,514
  Loan Payable to Director                                               3,975                  --               3,975
  Loan Payable - Related Party                                           4,600              10,857              28,731
  Long Term - Property Option                                        3,480,000                  --           3,480,000
  Issuance of common stock                                                  --                  --              78,000
                                                                  ------------        ------------        ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        3,566,089              62,670           3,735,782
                                                                  ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                                          4,926                 164               5,180

CASH AT BEGINNING OF PERIOD                                                254                 365                  --
                                                                  ------------        ------------        ------------

CASH AT END OF PERIOD                                             $      5,180        $        529        $      5,180
                                                                  ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $         --        $         --        $         --
                                                                  ============        ============        ============

  Income Taxes                                                    $         --        $         --        $         --
                                                                  ============        ============        ============

                        See Notes to Financial Statements

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nevada Gold Corp. (formerly Massey Exploration Corp. the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of November 30, 2013, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. LOANS PAYABLE

As of November 30, 2013, the Company owes two unrelated parties a total of $67,563. The first note was for $15,000 forwarded on behalf of the Company as a retainer for legal fees. The note bears interest of 5% per annum and the term expires on February 28, 2014. The second note for $50,000 bears interest at a rate of 10% per annum and has no maturity date.

During the quarter ended November 30, 2013 the Company entered into three loan agreements with Richard MacClellan, an unrelated party, for a total of $77,514. The notes for bear interest at a rate of 5% per annum and are payable on demand.

NOTE 4. LOAN PAYABLE - RELATED PARTY

As of November 30, 2013, $12,251 is owed to Michael Hawitt, a former officer and director, and is non-interest bearing with no specific repayment terms.

As of November 30, 2013, $16,480 is owed to Merrill Moses, the current officer and director, and is non-interest bearing with no specific repayment terms.

                                NEVADA GOLD CORP.
                       (FORMERLY MASSEY EXPLORATION CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2013
--------------------------------------------------------------------------------

During the quarter ended November 30, 2013, $3,975 was loaned to the Company by Merrill Moses, the current officer and director, the loan is non-interest bearing with no specific repayment terms.

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

NOTE 6. PROPERTY OPTION AGREEMENT

On September 1, 2013 the Company entered into an Option Agreement with Western States Silver, LLC whereby it acquired the exclusive right to obtain a 100% interest in and to certain mining claims and interests. The Company has the option to acquire a 75% undivided interest in the Option and the Property subject to the terms of the underlying Option Agreement held by Western States Silver, LLC by making property payments and exploration payments in respect to the Property as follows:

A property payment of $5,000 on or before 1 October, 2013; and

$120,000 in exploration expenditures on or before December 31, 2013; and

$240,000 in exploration expenditures on or before December 31, 2014; and

$480,000 in exploration expenditures on or before December 31, 2015; and

$1,500,000 in exploration expenditures on or before December 31, 2016; and

$1,500,000 in exploration expenditures on or before December 31, 2017.

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

We conducted exploration on the one property in the company's portfolio during 2008 and 2009. The first phase of the fieldwork program was conducted by the geologist during the period September 27 - October 3, 2008. The program included reconnaissance geological mapping and prospecting and a line of MMI soil sampling. The geologist recommended a follow-up, fill-in MMI soil sampling program to test for the validity of the results. On August 5, 2009 we received his report in which he advised the company that based on the data obtained in the follow-up to phase one he found it hard to recommend further exploration efforts. Based on his recommendation the company abandoned the property.

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

On August 8, 2012, Nevada Gold Corp. entered into an option agreement with Development Resources LLC, a Utah LLC, wherein we wish to acquire an interest in four sections (2,560 acres), consisting of approximately 120 BLM mineral lease claims from Development Resources for the purpose of exploration for gold, silver and other mineralization deposits known as the "Long Canyon Trent Property. In 2013 the Company elected not to proceed with the Long Canyon Trend property at this time, and allowed the option agreement to lapse in accordance with its terms. We are still interested in the Long Canyon Trend; however we feel our focus and resources are better served on a new project, the Diamond Jim project, at the present time.

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

On September 1, 2013 the Company entered into an Option Agreement with Western States Silver, LLC whereby it acquired the exclusive right to obtain a 100% interest in and to certain mining claims and interests. The Company has the option to acquire a 75% undivided interest in the Option and the Property subject to the terms of the underlying Option Agreement held by Western States Silver, LLC by making property payments and exploration payments in respect to the Property as follows:

A property payment of $5,000 on or before 1 October, 2013; and

$120,000 in exploration expenditures on or before December 31, 2013; and

$240,000 in exploration expenditures on or before December 31, 2014; and

$480,000 in exploration expenditures on or before December 31, 2015; and

$1,500,000 in exploration expenditures on or before December 31, 2016; and

$1,500,000 in exploration expenditures on or before December 31, 2017.

The Diamond Jim Property is located in the Island Mountain Mining District of northern Elko County, Nevada. Access is by Nevada state highway 225 north from Elko then east on the county-maintained Gold Creek road (USFA road #745) for a total distance of approximately 63 miles from Elko. The property is detailed in the Rosebud Mountain quadrangle (section 34 of Township 45 north and Range 56 east). The mean elevation of the property is approximately 7,800 feet (2,400 meters) above sea level. The 33 lode claims that comprise the Diamond Jim Property are held in good standing and an additional 20 contiguous claims have been staked to cover favorable geology, immediately to the north, bringing the total claim size to 53 claims.

Silver-copper-antimony bearing quartz veins were first discovered on the Diamond Jim Property in 1869. Serious production started in 1954 and was relatively steady through the 1970's with sporadic production continuing through 1985. The recorded production from the Diamond Jim Mine is; 23,108 ounces of silver, 335,870 pounds of lead, 24,311 pounds of zinc, 2,200 pounds of copper and 28 ounces of gold. The reported production between 1966 and 1967 was 347.3 wet tons averaging 19.9 oz/t silver, 15.9% lead, 3.5% zinc, 0.035 oz/t gold and 0.30% copper. This was increased for a fifteen month period from 1979 - 1981 when the production was reported as 353 dry tons averaging 39.08 oz/.t silver, 28.82% lead, 0.93% zinc, 0.05 oz/t gold and 0.11% copper.

Numerous exploration companies have held the rights to the Diamond Jim Property as part of a larger claim block between 1981 and 2006. However, little work has been done on this property with the vast majority of the exploration efforts being directed at the gold potential to the southeast and southwest. In 1985 Columbus Mines Inc. drilled ten holes totaling 1,585 feet (483 meters) of reverse-circulation. With this drilling, they defined a bulk-tonnage resource of
4.25 million tons averaging 2 oz/t silver. It must be noted here, that this drilling was both shallow (90 to 310 feet) and vertical; two factors that we believe may not have properly fully tested the mineral potential. Initial geological mapping by Goodsprings Development Corp. (GDC) in 2006 extended the silicified mineralizing structure for at least 6,800 feet (2073 meters). Based on this mapping, GDC applied for, and was granted, drilling permits to test the extension of the mineralization. Unfortunately, the drilling program was never initiated and this target remains untested.

The regional geology of the Diamond Jim Property area is summarized by predominantly metamorphosed Paleozoic-aged clastic and calcareous sediments that have been intruded locally by Cretaceous-aged granitic rocks. These units are both covered and surrounded by Cenozoic-aged volcanic and volcaniclastic rocks. The Paleozoic sedimentary units have been complexly faulted into a series of imbricate thrust sheets. These have then in turn been broken and displaced by northeast, north, and northwest trending high-angle extensional faults.

This region lies along the northern flank of the Midas Trough Metallogenic Trend which is a part of the crustal-scale Humboldt Structural Zone. This structural zone comprises a series of northeast-trending lateral and extensional faults. The Midas Trough is one of Nevada's most prolific mineral belts. Midas - Ken Snyder and Jarbidge are both among those districts located along the northern edge of the trough, while Ivanhoe and Jerritt Canyon are among those located along the southern edge.

The Island Mountain Mining District, which hosts the Diamond Jim Property, is comprised of two major tectonically-bounded stratigraphic sequences. The lower sequence is an autochthon comprised of three different steeply-dipping units. This is overlain by an allochthon consisting of a "chaotic assemblage of imbricate thrust plates" (Columbus Mines Inc. internal report, 1985). This has in turn then been broken and displaced by northeasterly, northerly, and northwesterly trending high-angle extensional faulting.

There are several Cretaceous-aged granitic plutons that intrude the above mentioned sedimentary and metamorphic packages within this district. The largest of these is the Coffeepot Stock which is located several miles north of the Diamond Jim Property. There are several occurrences of skarn-type mineralization associated with the contact metamorphism to the south of this stock. This skarn-type alteration, along with the wide variety of mineralization and alteration within the area, implies a possible systematic district-scale zonation that may grade outward from the stock into the lower temperature types of alteration that is associated with the silver-lead-zinc mineralization that occurs at the Diamond Jim Property.

Locally, the Diamond Jim Property is situated in an area of structurally and stratigraphically controlled silver-lead mineralization hosted predominantly in the phyllite. This area is very structurally complex and poorly understood. The main structure is a northeast trending strongly silicified and brecciated vein that dips steeply to the west. Initial mapping indicates that this structure has a strike length of a least 6800 feet (2073 m). The high-grade epithermal mineralization is reported to be predominantly along imbricate thrust faults that occur at right angles to the main contact vein. That is, northeast striking with dips of 20 to 30 degree to the southeast. The silver mineralization occurs as argentiferous galena, sphalerite and tennantite as cavity filling, minor replacement pockets, stringers and replacement lenses. Although there has been some minimal and sporadic exploration of the Diamond Jim Property, it is evident that the majority of the modern exploration efforts in the area have been focused on the more gold-rich areas to the southeast and southwest, much to the detriment of this property.

With the reported historical production and grades, the more recent high-grade assay values (up to 19.1 oz/t silver and 14.04% lead over a 3.7 foot interval), along with the numerous other wide-spread high-grade and anomalous intercepts, and extensive (6,800 foot strike length) silicified and brecciated structure, it is believed that the over-thrust zone and the related veins are widely mineralized and may host a sizable narrow high-grade silver deposit. Evidence also suggests that a smaller scale bulk-tonnage open pittable silver deposit may also exist on the Diamond Jim Property.

Recently the Company has commenced a phase one exploration program on the property consisting of prospecting, sampling and claim staking. The Company has made application to the Forest Service for permission to open up the underground workings for geological mapping and sampling. In the months ahead, weather permitting, the Company intends to conduct ground geophysical surveys and geochemical sampling to be followed by drilling.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue. We incurred operating expenses of $37953 and $5,853 for the three months ended November 30, 2013 and 2012, respectively. We incurred operating expenses of $42,313 and $67,151 for the nine months ended November 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and in 2012 $47,400 in property expenditures. Our net loss from inception (January 22, 2007) through November 30299,686, 2013 was $261,733.

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

The following table provides selected financial data about our company for the period ended November 30, 2013 and the year ended February 28, 2013.

        Balance Sheet Data:             11/30/13              2/28/13
        -------------------             --------              -------

        Cash                          $     5,180           $       254
        Total assets                  $ 3,852,880           $       254
        Total liabilities             $ 4,074,566           $   179,627
        Shareholders' equity          $  (183,733)          $  (179,373)

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital beyond our exploration stage and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2013 was $5,180 with $4,074,566 in outstanding liabilities. Management believes our current cash resources are not sufficient to fund operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended November 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

January 21, 2014         Nevada Gold Corp.


                             /s/ Merrill W. Moses
                             ---------------------------------------------------
                         By: Merrill W. Moses
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)


                             /s/ Charles C. Hooper
                             ---------------------------------------------------
                         By: Charles C. Hooper
                             (Director)