Form 10-Q/A
period 2013-11-30
Nevada Gold Corp.
filed 2014-01-22
CIK 1433818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,550,000 shares as of January 21, 2014

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

                                                     Incorporated by
Exhibit No.       Exhibit                       Reference or Filed Herewith
-----------       -------                       ---------------------------

  3.1       Articles of Incorporation         Incorporated by reference to the
                                              Form 8-K filed with the SEC on
                                              July 26, 2012, File No. 000-53724

  3.2       Bylaws                            Incorporated  by  reference to the
                                              Form 8-K filed with the SEC on
                                              July 13, 2011, File No. 000-53724

 31.1       Section 302 Certification of      Previously filed
            Chief Executive Officer

 31.2       Section 302 Certification of      Previously filed
            Chief Financial Officer

 32         Section 906 Certification of      Previously filed
            Chief Executive Officer and
            Chief Financial Officer

101         Interactive data files pursuant   Filed herewith
            to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 22, 2014         Nevada Gold Corp.


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